Form 10-Q
period 2024-09-30
FrontView REIT, Inc.
filed 2024-11-14
CIK 1988494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-42301

FRONTVIEW REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	93-2133671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3131 McKinney Avenue Suite L10 Dallas, Texas	75204
(Address of principal executive offices)	(Zip Code)

(214) 796-2445

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FVR	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 16,068,156 shares of the Registrants’ Common Stock, $0.01 par value per share, outstanding as of November 14, 2024.

FRONTVIEW REIT, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views regarding our business, financial performance, growth prospects and strategies, market opportunities, and market trends, that are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. All of the forward-looking statements included in this Quarterly Report on Form 10-Q are subject to various risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance, and achievements could differ materially from those expressed in or by the forward-looking statements and may be affected by a variety of risks and other factors. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from such forward-looking statements.

Important factors that could cause results to differ materially from the forward-looking statements are described in “Business and Properties,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus Supplement, as filed with the U.S. Securities and Exchange Commission (“SEC”) on October 2, 2024. The “Risk Factors” of our Prospectus Supplement should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.

You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results, performance, and achievements will differ materially from the expectations expressed in or referenced by this Quarterly Report on Form 10-Q will increase with the passage of time. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

Regulation FD Disclosures

We use any of the following to comply with our disclosure obligations under Regulation FD: SEC filings, press releases, public conference calls, or our website. We routinely post important information on our website at www.frontviewreit.com, including information that may be deemed material. We encourage our shareholders and others interested in our company to monitor these distribution channels for material disclosures. Our website address is included in this Quarterly Report as a textual reference only and the information on the website is not incorporated by reference in this Quarterly Report.

FRONTVIEW REIT, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash	$1,000	$1,000
Total Assets	$1,000	$1,000
Stockholder's Equity
Common stock, par value $0.01 per share, 400,000,000 shares authorized and 100 shares issued and outstanding	$1	$1
Additional paid in capital	999	999
Total Stockholder's Equity	$1,000	$1,000

The accompanying notes are an integral part of the balance sheets.

FRONTVIEW REIT, INC.

NOTES TO BALANCE SHEETS

(Unaudited)

1. ORGANIZATION

FrontView REIT, Inc. (the “Company”) was formed on June 23, 2023 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company has not had any corporate activity since its formation. The Company was organized to continue NADG NNN Property Fund LP’s (the “Predecessor”) business of investing in a portfolio of outparcel properties that are in prominent locations with frontage on high-traffic roads that are visible to consumers. The Company anticipates that its investments will be geographically diversified across the United States. The Company will be an internally-managed net-lease REIT.

The Company intends to conduct an initial public offering of shares of Class A common stock (the “IPO”). Before the completion of the IPO, the Company intends to establish its operating and capital structure including a REIT contribution transaction to create an UPREIT structure with the Predecessor and internalization of management.

2. CAPITALIZATION

As of June 23, 2023, the Company was authorized to issue up to 400,000,000 shares of Class A common stock, par value $0.01 per share, 50,000,000 shares of Class B common stock, par value of $0.01 per share, and 50,000,000 shares of preferred stock, par value of $0.01 per share.

On June 30, 2023, the Company issued 100 shares of Class A common stock to the founder in exchange for $1,000 in cash as its initial capitalization. The Company will repurchase these shares at cost upon completion of the IPO.

As of September 30, 2024, the Company has 100 shares of Class A common stock, 0 shares of Class B common stock and 0 shares of preferred stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)
Basis of Presentation

The accompanying balance sheets have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Separate statements of operations, changes in equity, and cash flows have not been presented in the financial statements because principal operations have not commenced.

b)
Cash

Cash of the Company is held with a major financial institution and may exceed the federal insurable limits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

c)
Income Taxes

The Company elected to be taxed as a pass-through entity under subchapter S of the Internal Revenue Code of 1986, as amended (the “Code”), but intends to revoke its S election prior to the closing of the IPO. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its short taxable year ending December 31, 2024. Generally, the Company will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to maintain its qualification as a REIT in any taxable year, the Company will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

The Company is required to file income tax returns with federal taxing authorities. As of September 30, 2024, the Company's U.S. federal income tax returns remain subject to examination by the Internal Revenue Service for the 2023 tax year.

FRONTVIEW REIT, INC.

4. SUBSEQUENT EVENTS

The Company identified the following events subsequent to September 30, 2024 that are not recognized in the accompanying balance sheets:

a.
The Company was part of a series of transactions (“REIT Contribution Transactions”) to create an UPREIT structure, with a publicly-traded REIT that is internally managed and owns all of its assets and conducts all of its business through a subsidiary operating partnership. On October 2, 2024, pursuant to the Contribution Agreements (as defined below), the Common Limited Partners of NADG NNN Property Fund LP (the “Predecessor”) exchanged their Common Units (as defined below) (or interest in the entity that owns the Common Units) for units in FrontView Operating Partnership LP (“OP Units”) or Common Stock (as defined below) of FrontView REIT Inc. on a one-for-one basis. On October 2, 2024, pursuant to the REIT Contribution Transactions, existing Preferred Unit Holders (as defined below) exchanged their interests in the Predecessor’s private operating partnership (or interest in the entity that owns the preferred interests in the Predecessor’s private operating partnership) for OP Units.
b.
On October 2, 2024, the Company, through the REIT Contribution Transactions described above, became the successor of its Predecessor and completed the IPO of its common stock and began trading on the New York Stock Exchange as FrontView REIT Inc. under the ticker symbol “FVR”). The Company sold 13,200,000 shares of common stock at a price of $19.00 per share. The net proceeds to the Company from the IPO were $233,871,000, which are net of underwriter fees and commissions of $16,929,000.
c.
On October 23, 2024, the Company issued an additional 1,090,846 shares of common stock pursuant to the underwriters' over-allotment option in connection with the Company's IPO. The Company received net proceeds of $19,327,064, which are net of underwriter fees and commissions of $1,399,010.
d.
The Company contributed the net proceeds of the IPO to FrontView Operating Partnership LP in exchange for 14,290,846 OP Units.

NADG NNN PROPERTY FUND LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	Note	September 30, 2024	December 31, 2023
ASSETS
Real estate held for investment, at cost
Land		$312,143	$314,748
Buildings and improvements		328,121	332,432
Total real estate held for investment, at cost		640,264	647,180
Less accumulated depreciation		(37,277)	(28,734)
Real estate held for investment, net	3	602,987	618,446
Assets held for sale		—	2,859
Cash, cash equivalents and restricted cash		9,895	17,129
Intangible lease assets, net	4	103,109	119,432
Other assets	10	17,079	14,141
Total assets		$733,070	$772,007
LIABILITIES, CONVERTIBLE NON-CONTROLLING PREFERRED INTERESTS AND PARTNERS' CAPITAL
Liabilities
Debt, net	6	$418,268	$436,452
Intangible lease liabilities, net	4	14,242	17,416
Accounts payable and accrued liabilities	11 (a), (b)	15,862	17,452
Total liabilities		448,372	471,320

Contingencies (Note 12)

Convertible non-controlling preferred interests	9	103,724	103,616

Partners' capital
Partners' capital		180,974	197,071
Total liabilities, convertible non-controlling preferred interests and partners' capital		$733,070	$772,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

NADG NNN PROPERTY FUND LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

		For the three months ended September 30,		For the nine months ended September 30,
	Note	2024	2023	2024	2023
Revenues
Rental revenues	3	$14,534	$11,623	$44,403	$33,923

Operating expenses
Depreciation and amortization	3, 4	7,119	6,159	21,415	17,315
Property operating expenses		2,003	1,314	5,694	3,941
Property management fees	11 (b)	494	397	1,501	1,122
Asset management fees	7, 11 (b)	1,034	1,035	3,102	3,105
General and administrative expenses		697	2,947	2,059	6,028
Total operating expenses		11,347	11,852	33,771	31,511

Other expenses (income)
Interest expense	6	6,463	4,611	19,755	11,879
(Gain)/ loss on sale of real estate	3	—	—	(337)	332
Impairment loss		—	—	591	—
Income taxes		63	48	344	206
Total other expenses		6,526	4,659	20,353	12,417
Operating loss		(3,339)	(4,888)	(9,721)	(10,005)
Equity (loss)/ income from investment in an unconsolidated entity	5	—	(7)	—	53
Net loss		(3,339)	(4,895)	(9,721)	(9,952)
Less: Net loss attributable to convertible non- controlling preferred interests	9	908	1,334	2,652	2,698
Net loss attributable to NADG NNN Property Fund LP		$(2,431)	$(3,561)	$(7,069)	$(7,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NADG NNN PROPERTY FUND LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(Unaudited)

(in thousands)

	U.S. Limited Partners (Note 1)	NADG NNN Property Fund (US) Limited Partnership (Note 1)	Preferred Units (Note 8)	Total Partners' Capital
Partners' capital, December 31, 2023	$91,613	$105,333	$125	$197,071
Accretion of preferred units	(2)	(2)	4	—
Accretion of non-controlling interests (Note 9)	(1,126)	(1,406)	—	(2,532)
Distributions	—	—	(4)	(4)
Net Loss	(1,091)	(1,361)	—	(2,452)
Partners' capital, March 31, 2024	$89,394	$102,564	$125	$192,083
Accretion of preferred units	(2)	(2)	4	—
Accretion of non-controlling interests (Note 9)	(1,086)	(1,356)	—	(2,442)
Distributions	(671)	(829)	(4)	(1,504)
Net Loss	(971)	(1,215)	—	(2,186)
Partners' capital, June 30, 2024	$86,664	$99,162	$125	$185,951
Accretion of preferred units	(2)	(2)	4	—
Accretion of non-controlling interests (Note 9)	(1,130)	(1,412)	—	(2,542)
Distributions	—	—	(4)	(4)
Net Loss	(1,081)	(1,350)	—	(2,431)
Partners' capital, September 30, 2024	$84,451	$96,398	$125	$180,974

NADG NNN PROPERTY FUND LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (CONTINUED)

(Unaudited)

(in thousands)

	U.S. Limited Partners (Note 1)	NADG NNN Property Fund (US) Limited Partnership (Note 1)	Preferred Units (Note 8)	Total Partners' Capital
Partners' capital, December 31, 2022	$98,123	$119,053	$125	$217,301
Contributions	10,552	—	—	10,552
Issue costs (Note 11 (a))	(316)	—	—	(316)
Accretion of preferred units	(2)	(2)	4	—
Accretion of non-controlling interests (Note 9)	(867)	(1,109)	—	(1,976)
Distributions	(1,891)	(2,417)	(4)	(4,312)
Distributions reinvested in Common Units	22	188	—	210
Redemption of Common Units	(5,000)	(250)	—	(5,250)
Net Loss	(496)	(634)	—	(1,130)
Partners' capital, March 31, 2023	$100,125	$114,829	$125	$215,079
Contributions	252	75	—	327
Issue costs (Note 11 (a))	(8)	(2)	—	(10)
Accretion of preferred units	(2)	(2)	4	—
Accretion of non-controlling interests (Note 9)	(1,198)	(1,507)	—	(2,705)
Distributions	(1,861)	(2,337)	(4)	(4,202)
Distributions reinvested in Common Units	21	189	—	210
Redemption of Common Units	(750)	(312)	—	(1,062)
Net Loss	(1,133)	(1,430)	—	(2,563)
Partners' capital, June 30, 2023	$95,446	$109,503	$125	$205,074
Accretion of preferred units	(2)	(2)	4	—
Accretion of non-controlling interests (Note 9)	(1,327)	(1,640)	—	(2,967)
Distributions	(1,965)	(2,419)	(4)	(4,388)
Distributions reinvested in Common Units	22	198	—	220
Redemption of Common Units	—	312	—	312
Net Loss	(1,588)	(1,973)	—	(3,561)
Partners' capital, September 30, 2023	$90,586	$103,979	$125	$194,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

NADG NNN PROPERTY FUND LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

		For the nine months ended September 30,
	Note	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(9,721)	$(9,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3, 4	21,415	17,315
Amortization of above/below market leases	4	1,338	892
Amortization of financing transaction and discount costs	6	3,145	1,774
Amortization of software costs		25	—
Non-cash rental revenue adjustments		(970)	(889)
(Gain)/ loss on sale of real estate	3	(337)	332
Impairment loss		591	—
Equity income from investment in an unconsolidated entity	5	—	(53)
Distributions of equity earnings received from investment in an unconsolidated entity	5	—	1,650
Changes in operating assets and liabilities:
Other assets	10	214	(472)
Accounts payable and accrued liabilities		(428)	2,731
Related party payable		—	2,262
Net cash provided by operating activities		15,272	15,590
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate held for investment	3	(523)	(71,762)
Deposits on real estate held for investment		(350)	(1,584)
Deferred leasing costs and other additions to real estate held for investment		(1,103)	(1,533)
Net proceeds from sale of real estate held for investment	3	9,846	1,861
Distributions received from investment in an unconsolidated entity	5	—	816
Net proceeds from expropriation		85	—
Additions to software costs		(21)	—
Net cash provided by/ (used in) investing activities		7,934	(72,202)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions		—	10,879
Redemption of Common Units		—	(7,081)
Issue costs	11 (a)	—	(326)
Proceeds from debt, net	6	—	79,390
Repayment of debt, net	6	(20,913)	(39,558)
Financing transaction costs	6	(416)	(149)
Deferred offering costs		(2,843)	(1,146)
Cash distributions to Common Unit Holders		(1,500)	(12,250)
Cash distributions paid to Preferred Unit Holders	8	(12)	(12)
Cash distributions to non-controlling convertible preferred interests	9	(4,864)	(4,091)
Contributions from non-controlling convertible preferred interests	9	108	5,052
Net cash (used in)/ provided by financing activities		(30,440)	30,708
Net decrease in cash, cash equivalents and restricted cash during the period		(7,234)	(25,904)
Cash, cash equivalents and restricted cash, beginning of period		17,129	41,077
Cash, cash equivalents and restricted cash, end of period		$9,895	$15,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

NADG NNN PROPERTY FUND LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

		For the nine months ended September 30,
	Note	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$16,531	$9,712
Non-cash disclosures of non-cash investing and financing activities:
Accrued real estate development and improvement costs		$1,627	$3,515
Accrued deferred leasing fees		$559	$—
Accrued deferred offering costs		$225	$1,995
Distributions payable to convertible non-controlling preferred interests	9	$1,633	$1,633
Distributions reinvested in Common Units		$—	$640

The accompanying notes are an integral part of these condensed consolidated financial statements.

NADG NNN PROPERTY FUND LP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)

1. BUSINESS OPERATIONS

NADG NNN Property Fund LP (the “Partnership”) was formed on January 6, 2016 (the “Inception Date”), to provide investors with the opportunity to invest in a portfolio of high quality, primarily single tenant net leased properties located in the United States (“U.S.”).

NADG NNN Operating LP (the “Operating LP”) is the entity through which the Partnership conducts its business and owns (either directly or through subsidiaries) all of the Partnership’s properties. The Partnership has a 78.68% ownership interest in the Operating LP as of September 30, 2024 and 72.89% as of December 31, 2023 (see Note 2(a)).

The general partner of the Partnership is NADG NNN Property Fund GP, LLLP (the “General Partner”). The limited partners of the Partnership are U.S. investors (collectively, the “U.S. LP”) who invest directly in the Partnership and NADG NNN Property Fund (Canadian) Limited Partnership (the “CDN LP”), a Canadian partnership set up to admit Canadian investors, (the U.S. LP and the CDN LP, collectively the “Common Unit Holders”), which invests in the Partnership through its wholly-owned subsidiary, NADG NNN Property Fund (US) Limited Partnership (see Note 7).

NADG (US), LLLP is the sponsor of the Partnership (the “Sponsor”). The General Partner undertook to ensure that the Sponsor or its affiliates would subscribe for common units in the Partnership (“Common Units”) representing at least 10% of the total committed capital up to a maximum of $5,000. As of December 31, 2016, an affiliate of the Sponsor had subscribed for and been issued 500 Common Units, on the same terms as other limited partners, and had contributed $5,000 to the Partnership representing its full commitment to the Partnership. A director of such affiliate of the Sponsor is also a director of the Sponsor and the General Partner.

Excess available cash (as determined by the General Partner) from net sales proceeds, net financing and refinancing proceeds, net rental income and all other revenues of the Partnership, will be distributed in accordance with the provisions and priorities set out in the limited partnership agreements, including any distributable cash payable to the General Partner.

2. ACCOUNTING POLICIES FOR FINANCIAL STATEMENTS

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and the Company's Prospectus filed with the SEC on October 2, 2024, which provide a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for the full year. All amounts expressed in these condensed consolidated financial statements are in U.S. currency and in thousands, except per unit amounts, number of units, number of properties and where indicated.

a) Principles of consolidation

The accompanying condensed consolidated financial statements include the financial position, results of operations and cash flows of the Partnership and its consolidated subsidiaries. All intercompany amounts have been eliminated.

The Partnership has concluded that the Operating LP is a variable interest entity (“VIE”) under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation” (“ASC 810”). The Partnership was deemed to be the primary beneficiary of the Operating LP as substantially all activities of the Operating LP are conducted of behalf of the Partnership. The Partnership consolidates its interest in the Operating LP. The portion of the Operating LP not owned by the Partnership is presented as convertible non-controlling preferred interests as of September 30, 2024 and December 31, 2023.

On October 20, 2023, the Partnership acquired the remaining 50% interest in NADG NNN 50/50 LP (the “Joint Venture”) and the Partnership is deemed the primary beneficiary. As such, commencing October 20, 2023, the Partnership has consolidated its interest in the Joint Venture (see Note 2(b) and 5).

NADG NNN PROPERTY FUND LP

b) Investment in an unconsolidated entity

As of September 30, 2024, the Partnership has a 100% ownership interest in the Joint Venture. On August 18, 2023, the Partnership entered into an Interest Purchase Agreement with the JV Partner to acquire the remaining 50% ownership interest in the Joint Venture. This acquisition closed on October 20, 2023 (see Note 5). Post-acquisition, the Partnership accounts for its ownership in the Joint Venture through consolidation (see Note 2 (a)).

For the nine months ended September 30, 2023, the Partnership had a 50% ownership interest in the Joint Venture. The Partnership had evaluated the investment in the Joint Venture under ASC 810 and concluded that the Joint Venture is a VIE, however, the Partnership is not the primary beneficiary. The Partnership accounted for its non-controlling partnership interest in an unconsolidated joint venture using the equity method of accounting, as the Partnership exercised significant influence, but did not control this entity. Under the equity method of accounting, the net equity investment of the Partnership was reflected in the accompanying condensed consolidated balance sheets and the Partnership’s share of net income or loss from this joint venture was included in the accompanying condensed consolidated statements of operations.

The Partnership classifies distributions received from its investment in an unconsolidated entity based on the “nature of distribution method”. Under this approach, distributions are classified on the accompanying condensed consolidated statements of cash flows as either cash flows from operating activities or cash flows from investing activities depending on the nature of activities that generated the distribution.

On a periodic basis, management assesses whether there are any indicators that the value of the Partnership’s investment in an unconsolidated joint venture may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The estimated fair value of the investment is determined using a discounted cash flow model which is a Level III valuation under the ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Management of the Partnership considers a number of assumptions that are subject to economic and market uncertainties including, among others: demand for space; competition for tenants; changes in market rental rates; operating costs; capitalization rates; holding periods; and, discount rates. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized. No impairment loss with respect to the carrying value of the investment in an unconsolidated entity has been recorded for the period prior to acquisition on October 20, 2023.

c) Real estate held for investment

Real estate held for investment is stated at cost, less accumulated depreciation and impairment losses. Upon acquisition of real estate held for investment considered to be an asset acquisition, the purchase price and related acquisition costs (collectively, “the purchase price”) is capitalized as part of the cost basis. The purchase price is allocated between land, buildings and improvements, site improvements, and identifiable intangible assets and liabilities such as amounts related to in-place leases and origination costs acquired, above- and below-market leases, based upon their relative fair values. The allocation of the purchase price requires judgment and significant estimates. The fair values of the land and building assets are determined on an as-if-vacant basis.

Above- and below-market leases are based upon a comparison between existing leases upon acquisition and current market rents for similar real estate. The fair value of above- and below-market leases is equal to the aggregate present value of the spread between the contract and the market rate of each of the in-place leases over their remaining term. The values of the above- and below-market leases are amortized to rental revenues over the remaining term of the related leases.

The fair values of in-place leases and origination costs are determined based on the estimates of carrying costs during the expected lease-up periods and costs that would be incurred to put the existing leases in place under the same market terms and conditions.

In the event a tenant terminates its lease, the unamortized portion of the related intangible values is written off immediately.

NADG NNN PROPERTY FUND LP

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the asset:

Asset	Estimated useful lives
Buildings and improvements	16 – 52 years
Site improvements	4 – 28 years
Tenant improvements	Shorter of the lease term or useful life
In-place leases and origination costs	Remaining lease term
Leasing fees	Remaining lease term
Above- and below market leases	Remaining lease term

Repairs and maintenance are charged to operations as incurred; major renewals and betterments that extend the useful life or improve the operating capacity of the asset are capitalized.

d) Assets held for sale

The Partnership classifies assets held for sale when all of the following criteria are met: (1) management commits to a plan to sell the property, (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sale of real estate properties, (3) an active program to locate a buyer and conduct other actions required to complete the sale has been initiated, (4) the sale of the property is probably in occurrence and is expected to qualify as a completed sale, (5) the property is actively marketed for sale at a price that is reasonable in relation to its fair value, and (6) actions required to complete the sale indicate that it is unlikely that any significant changes will be made or that the plan to sell will be withdrawn.

For properties classified as held for sale, the Partnership suspends depreciation and amortization of the real estate properties, including the related intangible lease assets and liabilities, as well as straight-line revenue recognition of the associated lease. Properties held for sale are carried as the lower of cost or fair value, less estimated selling costs. If the estimated fair value less selling costs is lower than the carrying value, the difference will be recorded as an impairment on assets held for sale in the condensed consolidated statements of operations. As of September 30, 2024, there were no properties classified as held for sale. As of December 31, 2023, there were two properties classified as held for sale. No impairment loss was recorded for assets held for sale for the three and nine months ended September 30, 2024 and September 30, 2023. The Partnership has not reclassified results of operations for properties disposed of or classified as held for sale as discontinued operations as these events are a normal part of the Partnership’s operations and do not represent strategic shifts in the Partnership’s operations.

e) Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The net recoverable amount represents the undiscounted estimated future cash flow expected to be earned from the long-lived asset. In the case of real estate, the undiscounted estimated future cash flows are based on expected cash flows from the use and eventual disposition of the property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy, rental rates and residual value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.

All investments in real estate are subject to elements of risk and are affected by, but not limited to, the general prevailing economic conditions, local real estate markets, supply and demand for leased premises, competition and governmental laws and other requirements.

During the nine months ended September 30, 2024, the Partnership recorded an impairment loss of $591 on real estate held for investment with remaining carrying value of $1,961, which declined due to the tenants' vacancy. No impairment loss was recorded for assets held for investment for the three and nine months ended September 30, 2023. The Partnership determined the fair value measurement using a range of significant unobservable inputs, including broker market information and recent comparable sales transactions.

f) Revenue recognition and accounts receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases and reasonably certain renewal periods. The difference between rental revenue recognized and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of other assets in the condensed consolidated balance sheets.

NADG NNN PROPERTY FUND LP

Variable rental amounts include rent increases that are based on changes in the Consumer Price Index (“CPI”), percentage rent or lease terminations. Variable rental amounts are not recognized until the specific events that trigger the variable payments have occurred.

The Partnership evaluates the collectability of its accounts receivable related to base rents and expense reimbursements. The Partnership analyzes accounts receivable, individual tenant credit worthiness and current economic conditions and trends when evaluating the adequacy of the allowance for credit losses. Management has evaluated the collectability of accounts receivable and determined that no allowance for credit losses is required as of September 30, 2024 and an allowance for credit losses in the amount of $328 is required as of December 31, 2023.

g) Cash, cash equivalents and restricted cash

Cash and cash equivalents comprise amounts held in operating bank and money market accounts.

Restricted cash includes cash proceeds from sale of assets included in the asset backed securitization in anticipation of replacement properties and a maintenance reserve required as part of the asset backed securitization. The Partnership had $1,123 and $5,532 of restricted cash as of September 30, 2024 and December 31 2023, respectively.

h) Financing transaction and discount costs

Financing transaction costs incurred in connection with obtaining debt are deferred and amortized over the term of the related debt. For any debt acquired at a discount, where the fair value of debt is less than the carrying amount, the fair value discount is amortized over the term of the related debt using the effective interest method. The amortization of financing transaction costs and fair value discount is charged to interest expense on the accompanying condensed consolidated statements of operations, and the unamortized balance of deferred financing transaction costs and fair value discount is shown as a reduction of debt on the accompanying condensed consolidated balance sheets.

i) Concentration of credit risk

Credit risk arises from the potential that a counterparty will fail to perform its obligations. The Partnership is not exposed to significant credit risk as the Partnership maintains a number of diverse tenants which mitigates the credit risk.

j) Use of estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate and related intangible assets and liabilities upon acquisition, including the assessment of impairments, as well as depreciable lives, and the collectability of trade receivables. On an on-going basis, the management of the Partnership reviews its estimates and assumptions. These estimates are based on historical experience and various other assumptions that the management of the Partnership believes to be reasonable under the circumstances. Actual results could differ from those estimates.

k) Income taxes

The Partnership has elected to be treated as a real estate investment trust (“REIT”) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to continue to qualify as a REIT. To qualify as a REIT, the Partnership is subject to various requirements including that it must distribute at least 90% of its taxable income to its shareholders as dividends. As a REIT, the Partnership will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% non-deductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed taxable income from prior years. The Partnership intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Partnership will operate in a manner so as to qualify as a REIT. If the Partnership fails to meet these requirements, it could be subject to federal income tax on all of the Partnership’s taxable income at regular corporate rates for that year. The Partnership would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Partnership will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Partnership is entitled to relief under specific statutory provisions. As of September 30, 2024, the Partnership believes it is in compliance with all applicable REIT requirements.

NADG NNN PROPERTY FUND LP

For the nine months ended September 30, 2024 and 2023, the Partnership has distributed 100% of its taxable income and, therefore, is not required to pay any federal income tax in its own right.

The Partnership is subject to state and local income or franchise taxes in certain jurisdictions in which some of its properties are located and records these within income taxes in the accompanying condensed consolidated statements of operations.

Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. The Partnership had no significant taxes associated with its TRS for the nine months ended September 30, 2024 and 2023.

The Partnership is required to file income tax returns with federal and state taxing authorities. As of September 30, 2024, the Partnership’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for 2021 through 2023 tax years.

l) Fair value measurement

ASC 820 defines fair values as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. In instances, where the determination of the fair value measurement is based on inputs from more than one level of the fair value hierarchy, the entire fair value measurement is classified based on the lowest-level input.

The hierarchy is measured in three levels based on the reliability of inputs:

Level 1 – Quoted prices that are available in active markets for identical assets or liabilities.

Level 2 – Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Partnership has financial instruments which include cash and cash equivalents, restricted cash, other assets, accounts payable and accrued liabilities, which are carried at amortized cost and approximate their fair value unless otherwise noted.

Non-recurring fair value measurements

The fair value of the Partnership’s debt was estimated using recent secondary markets, recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current SOFR and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Partnership’s judgment as to the approximate current lending rates for loans with similar maturities and assumes that the debt is outstanding through maturity.

The following table summarizes the fair value of the Partnership’s aggregate debt:

(in thousands)	September 30, 2024	December 31, 2023
Carrying amount	$419,466	$440,379
Fair value (Level 2)	$418,623	$433,465

The Partnership estimates fair value for real estate using inputs such as operating income, estimated capitalization rates or multiples, information obtained from third parties and estimated or negotiated selling price. Based on these inputs, the Partnership determined that its valuations of impaired real estate may fall within Level 2 and Level 3 of the fair value hierarchy under ASC Topic 820. The Partnership determines the valuation of impaired assets using generally accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions and negotiated offers received from third parties.

The Partnership's non-recurring fair value measurements at September 30, 2024 and September 30, 2023 also consisted of fair value of impaired assets (see Note 2(e)) that were determined using Level 3 inputs.

NADG NNN PROPERTY FUND LP

m) Segment reporting

The Partnership currently operates in a single reportable segment, which includes the acquisition, leasing and ownership of net leased properties. Management assesses, measures, and reviews the operating and financial results at the consolidated level for the entire portfolio, and therefore, each property or property type is not considered an individual operating segment. The Partnership does not evaluate the results of operations based on geography, size, or property type.

n) Subsequent events

The Partnership evaluates subsequent events for disclosure in these condensed consolidated financial statements through the date of which these condensed consolidated financial statements were available to be issued.

o) Recent adopted accounting pronouncements

In September 2016, FASB issued an Accounting Standards Update ("ASU") 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including Accounts Receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 was effective for the Partnership beginning January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Partnership’s financial position, results of operations and cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary, optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Further, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) – Scope”, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of the reference rate reform. On December 31, 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848”, which extends the sunset (or expiration) date of Topic 848 from December 31, 2022 to December 31, 2024. The Partnership modified its debt, cap and floor agreements from LIBOR to SOFR during 2023 and has elected to use the optional expedient for contract modifications. The Partnership has concluded that the amendments should be treated as non-substantial modifications of the existing contracts, resulting in no impact to the Partnership's condensed consolidated financial statements.

p) Recent accounting pronouncements issued but not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis such as, annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, interim disclosure of a reportable segment’s profit or loss and assets, and the requirement that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The disclosures are applied retrospectively to all periods presented and early adoption is permitted. The Partnership has one reportable segment and continues to evaluate additional disclosures that may be required for entities with a single reportable segment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Partnership continues to evaluate the potential impact of the guidance and potential additional disclosures required.

3. REAL ESTATE HELD FOR INVESTMENT AND LEASE ARRANGEMENTS

The Partnership acquires, owns, and manages net-leased outparcel properties. The leases are generally net leases, where the tenants are responsible for the payment of real estate taxes, insurance premiums and maintenance costs related to the leased property. The leases

NADG NNN PROPERTY FUND LP

have been classified as operating leases and generally provide for limited increases in rent as a result of fixed increases, increases in CPI, or increases in tenant’s sales volume.

As of September 30, 2024 and December 31, 2023, the Partnership has 100% ownership interests in 278 and 284 real estate properties, respectively. The average remaining lease term for real estate properties owned by the Partnership as of September 30, 2024 and December 31, 2023 was approximately 7.0 years and 7.4 years, respectively.

During the year ended December 31, 2023, the Partnership acquired 100% ownership interests in 26 properties for an aggregate purchase price of $75,389, including acquisition costs totaling $1,380. The majority of properties acquired during the year ended December 31, 2023, were leased at acquisition with an average remaining lease term of approximately 8.2 years. Additionally, the Partnership acquired the remaining 50% interest in the Joint Venture held by the JV Partner, which consists of 54 properties as of the date of acquisition (see Note 5).

The acquisitions were all accounted for as asset acquisitions. The Partnership allocated the purchase price of these properties to the fair values of the assets and liabilities assumed, which is summarized in the following table:

(in thousands)	December 31, 2023
Land	$27,115
Buildings	33,934
Site improvements	4,695
Intangible assets:
Above-market leases	1,262
In-place leases and origination costs	10,176
77,182
Liabilities assumed:
Below-market leases intangible liabilities	(1,793)
Purchase price (including acquisition costs)	$75,389

During the nine months ended September 30, 2024, the Partnership sold five real estate properties for $10,773. The Partnership received net proceeds of $9,846 after paying closing costs of $927 and recorded a gain on sale of $337. The aggregate cost and associated accumulated depreciation and amortization of the properties sold, at the date of sales, were $10,248 and $739 respectively.

The depreciation expense on real estate held for investment was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation	$2,923	$2,268	$8,783	$6,217

The following table summarizes amounts reported as rental revenues on the accompanying condensed consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues:
Contractual rental amounts billed	$13,971	11,473	$42,987	$33,511
Adjustment to recognize contractual rental amounts on a straight-line basis	187	328	964	901
Variable rental amounts earned	798	58	1,547	182
Above/below market lease amortization, net	(423)	(316)	(1,338)	(892)
Other income	1	80	243	221
Total rental revenues	$14,534	11,623	$44,403	$33,923

NADG NNN PROPERTY FUND LP

Total estimated future minimum rents to be received under non-cancelable tenant leases in effect as of September 30, 2024, are as follows:

(in thousands)

2024 (Remaining)	$12,938
2025	50,278
2026	48,172
2027	44,066
2028	38,110
2029	33,921
Thereafter	173,005
$400,490

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

4. INTANGIBLE ASSETS AND LIABILITIES

The following is a summary of intangible lease assets and liabilities and related accumulated amortization:

(in thousands) As of September 30, 2024	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$134,782	$58,547	$76,235
Above-market leases	45,214	20,266	24,948
Leasing fees	2,163	237	1,926
Total intangible lease assets	$182,159	$79,050	$103,109

Intangible lease liabilities:
Below-market leases	$25,100	$10,858	$14,242
Total intangible lease liabilities	$25,100	$10,858	$14,242

(in thousands) As of December 31, 2023	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$136,907	$47,328	$89,579
Above-market leases	45,513	16,641	28,872
Leasing fees	1,120	139	981
Total intangible lease assets	$183,540	$64,108	$119,432

Intangible lease liabilities:
Below-market leases	$26,292	$8,876	$17,416
Total intangible lease liabilities	$26,292	$8,876	$17,416

The amortization and net adjustment to rental revenue of intangibles lease assets and liabilities was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization:
Amortization of in-place leases and leasing fees	$4,196	3,891	$12,632	11,098

Net adjustment to rental revenue:
Above-market and below-market leases	$423	316	$1,338	892

NADG NNN PROPERTY FUND LP

The remaining weighted average amortization period for the Partnership’s intangibles assets and liabilities as of September 30, 2024 and December 31, 2023 by category are as follows:

Years remaining as at	September 30, 2024	December 31, 2023
In-place leases and origination costs	9.0	9.2
Leasing fees	9.7	8.3
Above-market leases	8.3	8.6
Below-market leases	9.2	9.7

The estimated future amortization expense for intangible lease assets, net of intangible lease liabilities, are as follows:

(in thousands)

2024 (Remaining)	$4,319
2025	15,805
2026	14,374
2027	11,710
2028	9,010
2029	7,391
Thereafter	26,258
$88,867

5. INVESTMENT IN AN UNCONSOLIDATED ENTITY

On October 20, 2023, the Partnership purchased the remaining 50% interest in the Joint Venture from the Joint Venture Partner. The purchase price was equal to the product of: (1) The JV Partner’s aggregate percentage interest, multiplied by (2) (a) $138,250 less (b) the indebtedness of the Joint Venture together with the Joint Venture’s general partner (the Joint Venture and the Joint Venture’s general partner collectively the “Target Entities”), plus (c) retained cash of the Target Entities as of the closing, (d) plus proration items, if the net amount thereof is in the JV Partners’ favor, or minus the proration items if the net amount therefore is in the Partnership’s favor, and (e) minus the asset disposition amount of any properties sold by the Joint Venture following the date of the agreement and prior to closing. The Partnership funded the purchase price of $26,910 through cash, cash equivalents and restricted cash and borrowings under the Revolving Credit Facility. The acquisition was accounted for as an asset acquisition. As such, as of October 20, 2023, the Partnership owned 100% of the Joint Venture and is consolidated.

The 54 properties acquired had a fair value of $138,768, including acquisition costs totaling $518. The Joint Venture was considered a variable interest entity and the acquisition of the entity resulted in a gain of $12,988, which was recorded in gain on acquisition of equity method investment in the year ended December 31, 2023 consolidated statements of operations.

For the nine months ended September 30, 2023, the Partnership had a 50% ownership interest in the Joint Venture. The remaining 50% interest in the Joint Venture was owned by another investment fund (the “JV Partner”) managed by affiliates of the General Partner. The Joint Venture was established to allow the Partnership and its JV Partner to co-invest in properties that meet the investment criteria of both parties to the extent that the Joint Venture has funds available under the ABS Notes (see Note 6 (a)). For the three and nine months ended September 30, 2023, the Joint Venture generated net loss of $14 and net income of $106, of which the Partnership's share is a net loss of $7 and a net income of $53 respectively. This has been reflected in the condensed consolidated statements of operations under "Equity (loss)/ income from investment in an unconsolidated entity".

The Joint Venture pays fees to an entity affiliated with the General Partner and the Sponsor of the Partnership for property management services. For the three and nine months ended September 30, 2023, such fees amounted to $68 and $204 respectively, in aggregate, of which the Partnership’s share was $34 and $102, respectively. These fees are recorded as part of the property operating expenses.

NADG NNN PROPERTY FUND LP

6. DEBT, NET

	As of September 30, 2024
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Asset Backed Securities	(a)	28-Dec-2024	3.37%	$253,499
CIBC Bank USA, Revolving Credit Facility	(b)	8-Mar-2025	Adjusted Term SOFR + 2.25% *	150,000
CIBC Bank USA, Term Loan	(c)	31-Mar-2027	Term SOFR + 1.80% *	15,967
Unamortized financing transaction and discount costs				(1,198)
				$418,268
* The approximate one-month Term SOFR rate (as defined below) at September 30, 2024 was 4.84%.

	As of December 31, 2023
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Asset Backed Securities	(a)	28-Dec-2024	3.37%	$254,489
CIBC Bank USA, Revolving Credit Facility	(b)	8-Mar-2024	Adjusted Term SOFR + 2.25% **	168,890
CIBC Bank USA, Term Loan	(c)	31-Mar-2027	Term SOFR + 1.80% **	17,000
Unamortized financing transaction and discount costs				(3,927)
				$436,452
** The approximate one-month Term SOFR rate (as defined below) at December 31, 2023 was 5.38%.

As of September 30, 2024 and December 31, 2023, the weighted average interest rate was 4.96% and 5.17%, respectively.

The aggregate principal repayment of the Partnership’s debt, excluding the unamortized financing transaction and discount costs of $1,198, due in each of the years under the remaining term, are as follows:

(in thousands)

2024 (Remaining)	$253,499
2025	150,000
2026	—
2027	15,967
$419,466

(a) Asset Backed Securities (“ABS Notes”)

On December 9, 2019, the Partnership and the Joint Venture issued 3.37% Series 2019-1, Class A (rated by Standard & Poors and Kroll Bond Rating Agency) Net-Lease Mortgage Notes (the “ABS Notes”) for gross proceeds of $192,935 and $71,065, respectively, pursuant to the Master Indenture Agreement, among the 95 and 40 properties directly or indirectly owned, as of that date, by the Partnership and Joint Venture, respectively (collectively, the “Issuers”), and the Indenture Trustee. On October 20, 2023, the Partnership acquired the remaining 50% interest in the Joint Venture held by the JV Partner and assumed debt at fair value of $66,907, net of a discount of $2,824.

As of September 30, 2024, the ABS Notes are secured by 130 Issuers consisting of 132 properties directly owned by the Partnership having a carrying value of $310,635, an assignment of leases and rents and are guaranteed by the Partnership in the aggregate.

The anticipated repayment date for the ABS Notes is December 2024 even though the stated maturity date is December 2049 because the remaining outstanding principal balance becomes due and payable and additional interest begins to accrue on the ABS Notes if not paid in full by December 2024. Payments of interest and scheduled payments of principal of $110 on the ABS Notes are payable to the holders of the ABS Notes on the 28th day of each month beginning in January 2020. The ABS Notes can be prepaid in whole, or in part, by the Issuers on any day at a price equal to: (1) the outstanding principal amount of the ABS Notes to be prepaid; (2) all accrued and unpaid interest owing as of that date; and (3) all amounts related to such ABS Notes that are outstanding to the Indenture Trustee and the other parties to the transaction documents as of that date. The Partnership maintains a segregated trust account established by the Indenture Trustee to reserve $1,050 required to be paid for maintenance and repair obligations under certain net leases.

NADG NNN PROPERTY FUND LP

For the three months ended September 30, 2024 and 2023, amortization of financing transaction costs recorded by the Partnership were $317 and $317 respectively. For the nine months ended September 30, 2024 and 2023, amortization of financing transaction costs recorded by the Partnership were $943 and $940, respectively. For the three and nine months ended September 30, 2024, amortization of discount costs recorded by the Partnership were $602 and $1,779 respectively.

In accordance with the Master Indenture Agreement, the Issuers in aggregate are required to maintain a monthly debt service coverage ratio of at least 1.25x. As of September 30, 2024, the Issuers were in compliance with this requirement.

In accordance with the private placement memorandum associated with the ABS Notes, all receipts of cash are held in trust by the Partnership for the Issuers and the Indenture Trustee to satisfy the conditions of the ABS Notes. On a monthly basis, the cash receipts pertaining to any Issuers are deposited to the bank account held by the Partnership and then the total cash receipts as of the 20th of every month are swept into a payment account controlled by the Indenture Trustee. The excess cash from each monthly payment after debt service costs is transferred back to the Partnership’s operating account.

(b) CIBC Bank USA Credit Facility

On March 8, 2021, the Partnership entered into a credit facility agreement with CIBC Bank USA, which provides for a secured revolving line of credit of $65,000 (the “Revolving Credit Facility”). The Revolving Credit Facility has a three-year term expiring on March 8, 2024, with two one-year extensions. On March 8, 2024 the Partnership exercised its option to extend the term for one year to mature on March 8, 2025. The extension is in management’s control as the Partnership is compliant with the required covenants and can pay the extension fee. The Revolving Credit Facility bears interest at a rate equal to LIBOR subject to a floor of 0.25% plus 2.25%. Interest only payments are due until maturity. The Revolving Credit Facility is also subject to an unused commitment fee equal to (1) 0.25% of the unused loan amount if utilization is less than 50% of the Revolving Credit Facility or (2) 0.15% of the unused loan amount if the utilization is greater than or equal to 50% of the Revolving Credit Facility. The unused commitment fee is payable quarterly in arrears on the first day of each calendar quarter and is included in interest expense on the accompanying condensed consolidated statements of operations.

On July 31, 2021, the Revolving Credit Facility was amended to increase the maximum commitment under the revolving line of credit to $202,500. In addition, Montgomery Bank, OceanFirst Bank N.A., Hancock Whitney Bank, Bank of Blue Valley, South State Bank N.A. and Woodforest National Bank were added as additional lenders under the Revolving Credit Facility.

On March 17, 2023, the Partnership amended the credit agreement for the Revolving Credit Facility to replace U.S. dollar LIBOR with the Term Secured Overnight Financing Rate (“Term SOFR”) plus an adjustment of 0.11% as of March 17, 2023. Under this amendment, the loan bears interest at a rate equal to Adjusted Term SOFR plus 2.25%.

The Revolving Credit Facility is secured by certain of the Partnership’s properties having a carrying value of $349,328 and an assignment of rents and leases. The Partnership is required to maintain minimum liquidity reserves of no less than the greater of: (1) $4,000 and (2) an amount equal to 4% of the principal amount outstanding under the Revolving Credit Facility, but up to a maximum of $8,000 pursuant to the terms of its guarantee.

For the three months ended September 30, 2024 and 2023, the Partnership recorded amortization of financing transaction costs of $134 and $291, respectively, relating to the Revolving Credit Facility. For the nine months ended September 30, 2024 and 2023, the Partnership recorded amortization of financing transaction costs of $423 and $834, respectively, relating to the Revolving Credit Facility.

(c) CIBC Bank USA Term Loan

On October 20, 2023, the Partnership purchased the remaining 50% interest in the Joint Venture from the Joint Venture Partner. The Partnership assumed a loan (the “Term Loan”) with CIBC Bank USA, which provides for a secured loan of $17,000. The Term Loan has a maturity date of March 31, 2027 and bears interest at a rate equal to Term SOFR plus 1.80%. The Term Loan is secured by certain of the Partnership's properties having a carrying value of $26,703 and an assignment of rents and leases.

On April 10, 2024, the Partnership sold a property secured under the Term Loan for $1,157. The Partnership received net proceeds of $1,033 after paying closing costs of $118 and proration adjustments of $6. The net proceeds were used to repay the Term Loan.

NADG NNN PROPERTY FUND LP

7. PARTNERS’ CAPITAL

The Partnership had its initial closing on March 30, 2016, and as of September 30, 2024, investors had subscribed for 30,078.08 Common Units for a total committed capital of $306,978. As of September 30, 2024, all Common Units subscribed for had been issued. The Partnership is authorized to issue an unlimited number of Common Units. Subsequent to period ended September 30, 2024, the Partnership effected a stock split that was approved by the General Partner and Executive Committee, resulting in each outstanding Common Unit being converted into 250 Common Units, with no fractional shares being issued (the “Stock Split”). As of September 30, 2024, after retrospectively adjusting for the effects of the Stock Split, the Partnership had 7,519,613 Common Units outstanding.

Pursuant to the limited partnership agreement of the Partnership, limited partners holding Common Units (the “Common Limited Partners”) may elect to reinvest any cash distributions that they would otherwise receive from the Partnership in additional Common Units. As of April 27, 2023, the Partnership has suspended reinvestment rights in connection with the steps taken towards the IPO.

(in thousands, except ownership percentage) Limited Partners	Ownership Percentage	Committed Capital (Common Units Subscribed)	Contributed Capital (Common Units Issued)
U.S. LP	44.80%	$137,530	$137,530
CDN LP	55.20%	169,448	169,448
	100.00%	$306,978	$306,978

Common Limited Partners have the right to redeem their Common Units as of the end of any fiscal quarter of the Partnership for a redemption price equal to the NAV of each Common Unit issued (the “Redemption Price”), subject to the provisions of the limited partnership agreement. In accordance with the limited partnership agreement, the redemption of the Common Units is within the control of the Partnership and the Common Units are presented within Partners' Capital on the accompanying condensed consolidated balance sheets. The General Partner can suspend the redemption right at its reasonable discretion. As of April 27, 2023, the Partnership has suspended redemption rights in connection with the steps taken towards an IPO. The Partnership’s valuation committee, comprising of three members, two of whom are independent of the Sponsor and the General Partner (the “Valuation Committee”), was established in December 2017, to determine, pursuant to the terms of the limited partnership agreement and at least on a semi-annual basis, the Partnership’s NAV, commencing no later than January 6, 2018, the second anniversary of the Inception Date. In accordance with the planned IPO, valuation guidance cannot be provided.

Requests to redeem Common Units must be provided not less than 30 days prior to the last business day of a fiscal quarter. The Redemption Price will be reduced by 5% for any Common Limited Partner who redeems their Common Units prior to the first anniversary of the date they acquired their Common Units. During the nine months ended September 30, 2023, the Partnership received requests from Common Limited Partners for the redemption of 576.88 Common Units, having an aggregate redemption value of $6,000. The redemption requests were processed in accordance with the terms of the limited partnership agreement.

The Partnership is required to pay an annual asset management fee to the General Partner or any affiliate designated by the General Partner. The asset management fee is payable quarterly in arrears and is equal to 1% of the average NAV of the Partnership, based on the Partnership’s NAV at the end of each fiscal quarter as determined by the Valuation Committee.

8. PREFERRED UNITS

In January 2017, the Partnership issued 125 preferred units of $1,000 per unit and received contributions in the aggregate amount of $125. The Partnership has elected to be treated as a REIT under the Code and issued these preferred units to meet one of the requirements in order to qualify as a REIT. Each holder of the outstanding preferred units is entitled to receive cumulative distributions of 12.5% per annum. The preferred units have no percentage interests or voting rights in the Partnership. The preferred units are redeemable at the option of the Partnership for cash at a redemption price equal to $1,000 per unit plus any accrued and unpaid distributions up to and including the date fixed for redemption.

NADG NNN PROPERTY FUND LP

9. CONVERTIBLE NON-CONTROLLING PREFERRED INTERESTS

(in thousands) Name of entity	December 31, 2023	Contributions	Distributions	Loss	Accretion	September 30, 2024
NADG NNN Operating LP	$103,616	$108	$(4,864)	$(2,652)	$7,516	$103,724

(in thousands) Name of entity	December 31, 2022	Contributions	Distributions	Loss	Accretion	December 31, 2023
NADG NNN Operating LP	$98,386	$5,052	$(6,428)	$(424)	$7,030	$103,616

On July 9, 2021, the Partnership admitted convertible preferred unit holders (the “Preferred Unit Holders”) to Operating LP. The Preferred Unit Holders are investment entities managed by an affiliate of the General Partners. The Preferred Unit Holders own Series A preferred units in the Operating LP and are entitled to receive a quarterly priority distribution equal to the greater of: (1) 6.25% per annum; or (2) the current per annum yield on the Partnership’s Common Units based on the NAV of the Partnership. The Preferred Unit Holders have the option to redeem their Series A preferred units, subject to a 30-month hold period with the Partnership’s option to extend the hold period under certain circumstances and may exchange their Series A preferred units for Common Units of the Partnership upon a liquidation event such as an IPO. The Partnership has opted to extend the hold period in connection with the steps taken towards an IPO. As of September 30, 2024 and December 31, 2023, the Series A preferred units are valued at the redemption value equal to $10,400 per unit, the NAV of the Common Units. The Partnership records the accretion to redemption value as an adjustment to total partners’ capital.

As of September 30, 2024, the Partnership accrued distributions payable of $1,633 to the Preferred Unit Holders for the quarter ended September 30, 2024, which was included in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets. The distributions were paid subsequent to September 30, 2024, see Note 13 (e).

10. SUPPLEMENTAL DETAIL FOR CERTAIN COMPONENTS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2024	December 31, 2023
Accounts receivable, net	$1,417	$1,747
Deferred rent receivables	8,640	7,546
Deferred offering costs	5,021	3,186
Prepaid expenses and other assets	2,001	1,662
Total other assets	$17,079	$14,141

NADG NNN PROPERTY FUND LP

11. RELATED PARTY TRANSACTIONS

Related parties consist of the General Partner and the Sponsor of the Partnership, their employees, officers, directors and parties related to them and entities under their control. In addition to disclosures elsewhere in these condensed consolidated financial statements:

(a)
During the nine months ended September 30, 2023, the Partnership incurred structuring fees and placement fees (“Issue Costs”) of $243, payable to North American Property Group (“NAPG”), $81, payable to North American Realty Services, LLLP (“NARS”) and $2, payable to NAPG Equities Inc. (“Equities”), in each case, in respect of Common Units issued to U.S. investors. NAPG is owned by one of the directors of the General Partner, and NARS is a partnership affiliated with the General Partner. A director of NARS is also a director of the General Partner.
(b)
During the nine months ended September 30, 2024 and 2023, the Partnership incurred asset management fees of $3,102 and $3,105 respectively, acquisition fees of $0 and $566 respectively, and property management fees and direct costs of $1,501 and $1,122 respectively, payable to NARS. As of September 30, 2024 and December 31, 2023, the Partnership had a payable to NARS relating to these fees of $3,558 and $2,055, respectively, which is included in “Accounts payable and accrued liabilities” on the accompanying condensed consolidated balance sheets.
(c)
The Sponsor holds 500 Common Units in the Partnership as described in Note 1. As of September 30, 2024 and December 31, 2023, the Partnership paid aggregate distributions to the Sponsor (in the same amount per Common Unit as are paid to all other investors) in the amount of $25 and $290 respectively, and to other related parties holding an aggregate of 522.49 Common Units in the amount of $26 and $303 respectively.
(d)
On July 10, 2024, the Partnership entered into the Amended and Restated Internalization Agreement with NARS and certain affiliates of NARS to internalize the external management functions currently performed by NARS for the Partnership and will be implemented contemporaneously with the closing of the IPO.

12. CONTINGENCIES

Litigation

From time to time, the Partnership is a party to various litigation matters incidental to the conduct of the Partnership’s business. While the resolution of such matters cannot be predicted with certainty, based on currently available information, the Partnership does not believe that the final outcome of any of these matters will have a material effect on its condensed consolidated balance sheets, condensed consolidated statements of operations or liquidity.

Environmental matters

As an owner of real estate property, the Partnership is subject to various U.S. federal, state and municipal laws related to environmental matters. These laws could hold the Partnership liable for the costs of removal and remediation of certain hazardous substances or wastes released or deposited on or in its properties or disposed of at other locations. The failure to remove or remediate such substances, if any, could adversely affect the Partnership’s ability to sell its real estate or to borrow using real estate as collateral and could potentially result in claims or other proceedings against the Partnership. The Partnership engages third party consultants to review the environmental condition of such property as part of its due diligence review prior to acquisition and is not aware of any material non-compliance with environmental laws at any of its properties.

Property and acquisition related

In the normal course of business, the Partnership enters into various types of commitments to purchase real estate properties or fund development projects. These commitments are generally subject to the Partnership’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Partnership is obligated to purchase the properties.

As of September 30, 2024 and December 31, 2023, the Partnership did not have any unrecorded material commitments for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

NADG NNN PROPERTY FUND LP

13. SUBSEQUENT EVENTS

The Partnership identified the following events subsequent to September 30, 2024 that are not recognized in the accompanying condensed consolidated financial statements:

(a)
The Partnership was part of a series of transactions (“REIT Contribution Transactions”) to create an UPREIT structure, with a publicly-traded REIT that is internally managed and owns all of its assets and conducts all of its business through a subsidiary operating partnership. On October 2, 2024, prior to the REIT Contribution Transactions, the Partnership effected a 250-for-1 stock split of Common Units outstanding. Following the unit split, pursuant to the Contribution Agreements, the Common Limited Partners exchanged their Common Units (or interest in the entity that owns the Common Units) for units in FrontView Operating Partnership LP (“OP Units”) or Common Stock of FrontView REIT Inc. on a one-for-one basis.

On October 2, 2024, pursuant to the REIT Contribution Transactions, existing Preferred Unit Holders exchanged their interests in NADG NNN Operating LP (or interest in the entity that owns the preferred interests) for OP Units.

(b)
On October 2, 2024, the Partnership, through the REIT Contribution Transactions described above is the Predecessor of FrontView REIT Inc., who completed the IPO of its common stock and began trading on the New York Stock Exchange as FrontView REIT Inc. (the “Company”) under the ticker symbol “FVR”. The Company sold 13,200,000 shares of common stock at a price of $19.00 per share. The net proceeds from the IPO were $233,871, which are net of underwriter fees and commissions of $16,929.

On October 23, 2024, the Company issued an additional 1,090,846 shares of common stock pursuant to the underwriters' over-allotment option in connection with the Company's IPO. The Company received net proceeds of $19,327, which are net of underwriter fees and commissions of $1,399.

The Company contributed the net proceeds of the IPO to FrontView Operating Partnership LP in exchange for 14,290,846 OP Units.

(c)
Pursuant to the Amended and Restated Internalization Agreement, NARS received 931,490 OP Units to internalize the Partnership's management infrastructure contemporaneously with the closing of the IPO on October 3, 2024.
(d)
On October 2, 2024, the Company used the net proceeds of the IPO to repay the outstanding borrowings on the CIBC Bank USA, Revolving Credit Facility and CIBC Bank USA, Term Loan, in the amounts of $150,000 and $15,967, respectively. Concurrently with the closing of the IPO and repayment of the outstanding borrowings, the Company entered into a $200,000 Delayed Draw Term Loan and $250,000 Revolving Credit Facility. The Company incurred approximately $4,892 of financing transaction costs, which was paid with proceeds from the IPO.
(e)
On October 11, 2024, the Partnership paid distributions in the aggregate amount of $1,669 to the Preferred Unit Holders. This aggregate amount included $1,633 of distributions for the quarter ended September 30, 2024 and $36 of distributions for the period through October 1, 2024 to October 2, 2024, the period prior to the closing of the IPO.
(f)
Subsequent to September 30, 2024, the Company continued to expand its operations through the acquisition of approximately $22,501 of additional rental property and associated intangible assets and liabilities.

FRONTVIEW REIT, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024 and for the Three and Nine Months Ended September 30, 2024

The following unaudited pro forma condensed consolidated financial statements of FrontView REIT, Inc. (together with its consolidated subsidiaries, the “Company”) as of and for the three and nine months ended September 30, 2024, prepared in accordance with Article 11 of Regulation S-X, were derived from the historical condensed consolidated financial statements of the Company’s predecessor, NADG NNN Property Fund, LP (together with its consolidated subsidiaries, the “Predecessor”). The unaudited pro forma condensed consolidated balance sheet as of September 30, 2024 gives effect to the Company’s initial public offering (the “IPO”) and certain other completed and proposed transactions, as if these events had occurred on September 30, 2024. The unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 30, 2024 gives effect to the Company’s IPO and certain other completed and proposed transactions, as if these events had occurred on January 1, 2024. Refer to the Company's Prospectus filed with the SEC on October 2, 2024, for the 2023 pro forma condensed consolidated financial statements.

The pro forma adjustments give effect to events that are (1) directly attributable to the transactions referred to below, (2) factually supportable, and (3) with respect to the unaudited pro forma condensed consolidated statement of operations, expected to have a continuing impact on the Company. The adjustments necessary to fairly present the unaudited pro forma condensed consolidated financial statements have been based on available information and assumptions that the Company believes are reasonable. The adjustments are described in the notes to the unaudited pro forma condensed consolidated financial statements and present how our condensed consolidated financial statements may have appeared had our capital structure reflected the below transactions as of the dates noted below.

The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical condensed consolidated financial statements of the Predecessor, including the notes thereto, and other financial information and analysis, including the section captioned “Management's Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Form 10-Q. The unaudited pro forma condensed consolidated financial statements (1) are based on available information and assumptions that the Company deems reasonable, (2) are presented for informational purposes only, (3) do not purport to represent the Company’s financial position or results of operations or cash flows that would actually have occurred assuming completion of the transactions described above on the dates specified, and (4) do not purport to be indicative of the Company’s future results of operations or financial position.

REIT Contribution Transactions and Internalization

Concurrently with the IPO, the Company engaged in a series of contribution transactions and internalization described under “REIT Contribution Transactions and Internalization” presented in the Company's Prospectus dated October 2, 2024, including, but not limited to, the following:

•
Upon completion of the REIT Contribution Transactions and Internalization, the Company became the sole general partner of FrontView Operating Partnership LP (the “OP”) and holds substantially all of its assets, and will conduct substantially all of its operations, through the OP.
•
Pursuant to the terms of the Amended and Restated Internalization Agreement, dated as of July 10, 2024, by and among the Company, the OP, North American Realty Services, LLLP (“NARS”) and certain affiliates of NARS (the “Internalization Agreement”), the Company completed the internalization of the external management functions previously performed for the Predecessor (the “Internalization”). In connection with the Internalization, NARS and certain affiliates of NARS, including certain executive officers and directors of the Company, received 931,490 OP Units, representing approximately 3.5% of the outstanding shares of common stock, par value $0.01 per share, of the Company (“Common Stock”) on a fully diluted basis (based on the public offering price of $19.00 per share).
•
Pursuant to the terms of (i) the Contribution Agreement by and between certain individual investors in our predecessor and the OP, (ii) the Contribution Agreement by and between the individual investors in one of the subsidiaries of our predecessor and the OP, (iii) the Contribution Agreement, by and between NADG NNN Property Fund (US) Limited Partnership and the OP, and (iv) the Contribution Agreement, by and between NADG NNN Convertible Preferred (Canadian) LP and the OP; (the “Contribution Agreements”), the following occurred concurrently with the completion of the Company’s IPO (the “REIT Contribution Transactions”):
o
The Predecessor’s private REIT effected a 250 for-one split of its common units. Following that unit split, pursuant to the Contribution Agreements, the Predecessor’s common unit holders exchanged their common units (or interest in the entity that owns the common units in the Predecessor's private operating partnership) for OP Units or shares of Common

Stock on a one-for-one basis. Following that unit split and exchange, such contributing investors hold an aggregate of 5,742,303 OP Units and 1,777,310 shares of Common Stock, representing approximately 28.1% of the outstanding shares of the Common Stock on a fully diluted basis. The Common Stock issued in the REIT Contribution Transactions will not be listed on the NYSE until 180 days after the closing of the offering.
o
Existing preferred unit holders exchanged their interests in the Predecessor’s private operating partnership (or interest in the entity that owns the preferred interests in the Predecessor’s private operating partnership) for OP Units. Such contributing investors received 5,080,877 OP Units, representing approximately 19.0% of the outstanding shares of the Common Stock on a fully diluted basis. The number of OP Units issued to such contributing investors was calculated by dividing the fixed liquidation preference of the preferred units in the Predecessor’s private operating partnership ($10,400 per unit, plus any accrued and unpaid preferred return, or approximately $103.7 million in the aggregate) by the sum of the IPO price per share of the Common Stock and $1.41 (which represents the preferred unit holders’ proportional share of the cost of the Internalization).

Initial Public Offering

In connection with the Company’s IPO, the following occurred:

•
The Company sold 14,290,846 shares of Common Stock at the IPO price of $19.00 per share, inclusive of the underwriters’ additional purchase of 1,090,846 shares of Common Stock at the IPO price subject to their option, less the underwriting discounts and commissions.
•
The Company repaid the outstanding borrowings under the Predecessor’s $202.5 million secured credit facility (the “Revolving Credit Facility”) and the $17.0 million secured credit facility (entered into through the Predecessor’s joint venture, NADG NNN 50/50 LP (“Joint Venture”)) (the “Term Loan Credit Facility”).
•
The Company adopted a new equity incentive plan in order to provide long-term equity-based incentives to the Company’s key employees, including executive officers and non-employee directors (the “2024 Equity Incentive Plan”). The total number of shares of Common Stock reserved and available for issuance under the 2024 Equity Incentive Plan is 1,722,719 shares.
•
On September 6, 2024, the Company entered into a new $250 million unsecured revolving credit facility and a new $200 million unsecured delayed draw term loan that became effective contemporaneously with the closing of the offering.

2024 Dispositions

During the period from January 1, 2024 through September 30, 2024, the Predecessor completed five property dispositions in the Predecessor with an aggregate sale price, including transaction costs, of $9.8 million. The unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 30, 2024 gives effect to these property dispositions as if these events had occurred on January 1, 2024. Please refer to the Company's Prospectus filed on October 2, 2024 with the SEC for the Company's 2023 pro forma financial statements.

Autonomous Entity Adjustments

As a public company, the Company expects to incur incremental costs related to general and administrative costs, including employee compensation and benefits, board of directors’ fees and expenses, directors’ and officers’ insurance, and incremental legal, audit, tax, consulting and other costs related to the corporate infrastructure. The Company will also incur additional costs relating to its public reporting and compliance obligations as a public company. For the three and nine months ended September 30, 2024, the Company estimates these incremental costs to amount to $0.6 million and $2.7 million, respectively. In order to determine these incremental costs, the Company performed an analysis of its anticipated organizational structure to estimate the cost of additional resources and third-party services deemed necessary to operate as a public company.

FRONTVIEW REIT, INC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2024

(in thousands, except per share amounts)

			Pro Forma Adjustments
	Historical Company (A)	Historical Predecessor (B)	REIT Contribution Transactions and Internalization (C)	Company Pro Forma Subtotal	Proceeds from this Offering (D)	Use of Proceeds from this Offering & Repayment of Debt (E)	Company Pro Forma
ASSETS
Real estate held for investment, at cost
Land	$—	$312,143	$—	$312,143	$—	$—	$312,143
Buildings and improvements	—	328,121	—	328,121	—	—	328,121
Total real estate held for investment, at cost	—	640,264	—	640,264	—	—	640,264
Less accumulated depreciation	—	(37,277)		(37,277)			(37,277)
Real estate held for investment, net	—	602,987	—	602,987	—	—	602,987
Assets held for sale	—	—	—	—	—	—	—
Cash, cash equivalents and restricted cash	1	9,895	530	10,426	251,198	(168,363)	93,261
Intangible lease assets, net	—	103,109	(781)	102,328	—	—	102,328
Intangible asset	—	—	1,200	1,200	—	—	1,200
Other assets	—	17,079	641	17,720	(3,191)	—	14,529
Total assets	$1	$733,070	$1,590	$734,661	$248,007	$(168,363)	$814,305

LIABILITIES, CONVERTIBLE NON-CONTROLLING PREFERRED INTERESTS AND STOCKHOLDERS' EQUITY

Liabilities
Debt, net	$—	$418,268	$—	$418,268	$—	$(168,363)	$249,905
Intangible lease liabilities, net	—	14,242	—	14,242	—	—	14,242
Accounts payable and accrued liabilities	—	15,862	390	16,252	—	—	16,252
Total liabilities	—	448,372	390	448,762	—	(168,363)	280,399

Convertible non-controlling preferred interests	—	103,724	(103,724)	—	—	—	—

Stockholders' equity
Partners' capital	—	180,974	(180,974)	—	—	—	—
Common Stock, par value $0.01 per share	—	—	18	18	143	—	161
Additional paid in capital	1	—	44,630	44,631	247,864	—	292,495
Non-controlling interests in the OP	—	—	241,250	241,250	—	—	241,250
Total stockholders' equity	1	180,974	104,924	285,899	248,007	—	533,906
Total liabilities, convertible non-controlling preferred interests and stockholders' equity	$1	$733,070	$1,590	$734,661	$248,007	$(168,363)	$814,305

The accompanying notes are an integral part of these unaudited pro forma condensed consolidated financial statements.

FRONTVIEW REIT, INC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

(in thousands, except per share amounts)

		Pro Forma Adjustments
	Historical Predecessor (F)	REIT Contribution Transactions and Internalization (H)	Use of Proceeds from this Offering & Repayment of Debt (I)	Company Pro Forma
Revenues
Rental revenues	$14,534	$—	$—	$14,534

Operating expenses
Depreciation and amortization	7,119	(5)	—	7,114
Property operating expenses	2,003	—	—	2,003
Property management fees	494	(494)	—	—
Asset management fees	1,034	(1,034)	—	—
General and administrative expenses	697	2,152	—	2,849
Total operating expenses	11,347	619	—	11,966

Other expenses (income)
Interest expense	6,463	—	(2,194)	4,269
Gain on sale of real estate	—	—	—	—
Impairment loss	—	—	—	—
Income taxes	63	—	—	63
Total other expenses (income)	6,526	—	(2,194)	4,332
	-
Net loss	(3,339)	(619)	2,194	(1,764)
Less: Net loss attributable to non-controlling interest - Predecessor	908	(908)	—	—
Less: Net loss attributable to non-controlling interest	—	908	(163)	745
Net income (loss) attributable to common stockholders	$(2,431)	$(619)	$2,031	$(1,019)

Pro forma weighted average number of shares of Common Stock outstanding
Basic and Diluted				16,068
Pro forma net loss per share of Common Stock
Basic and Diluted				$(0.06)

The accompanying notes are an integral part of these unaudited pro forma condensed consolidated financial statements.

FRONTVIEW REIT, INC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(in thousands, except per share amounts)

		Pro Forma Adjustments
	Historical Predecessor (J)	Completed 2024 Dispositions (G)	REIT Contribution Transactions and Internalization (H)	Use of Proceeds from this Offering & Repayment of Debt (I)	Company Pro Forma
Revenues
Rental revenues	$44,403	$(713)	$—	$—	$43,690

Operating expenses
Depreciation and amortization	21,415	(40)	(12)	—	21,363
Property operating expenses	5,694	(27)	—	—	5,667
Property management fees	1,501	—	(1,501)	—	—
Asset management fees	3,102	—	(3,102)	—	—
General and administrative expenses	2,059	—	7,262	—	9,321
Total operating expenses	33,771	(67)	2,647	—	36,351

Other expenses (income)
Interest expense	19,755	—	—	(6,748)	13,007
Gain on sale of real estate	(337)	337	—	—	—
Impairment loss	591	—	—	—	591
Income taxes	344	—	—	—	344
Total other expenses (income)	20,353	337	—	(6,748)	13,942

Net loss	(9,721)	(983)	(2,647)	6,748	(6,603)
Less: Net loss attributable to non-controlling interest - Predecessor	2,652	—	(2,652)	—	—
Less: Net loss attributable to non-controlling interest	—	—	2,652	138	2,790
Net income (loss) attributable to common stockholders	$(7,069)	$(983)	$(2,647)	$6,886	$(3,813)

Pro forma weighted average number of shares of Common Stock outstanding
Basic and Diluted					16,068
Pro forma net loss per share of Common Stock
Basic and Diluted					$(0.24)

The accompanying notes are an integral part of these unaudited pro forma condensed consolidated financial statements.

FRONTVIEW REIT, INC.

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024 and for the Three and Nine Months Ended September 30, 2024

Adjustments to the Unaudited Pro Forma Condensed Consolidated Balance Sheet

The adjustments to the unaudited pro forma condensed consolidated balance sheet as of September 30, 2024 are as follows:

A.
Reflects the unaudited historical balance sheet of the Company as of September 30, 2024. The Company was incorporated on June 23, 2023 and has had no activity since its inception other than the issuance of 100 shares of Common Stock for $10 per share that was initially funded with cash.
B.
Reflects the unaudited historical condensed consolidated balance sheet of the Predecessor as of September 30, 2024.
C.
Represents the net adjustments required to the historical results of the Predecessor to reflect the completion of the REIT Contribution Transactions. In connection with the REIT Contribution Transactions, existing common and preferred unit holders will contribute their interests in the Predecessor’s private REIT or operating partnership, as the case may be, to the OP in exchange for OP Units or shares of Common Stock.

Also represents the net adjustments required to the historical results of the Predecessor to reflect the completion of the Internalization. The Internalization Agreement was negotiated between the special committee (which retained its own financial and legal advisors) of the Company and NARS. Pursuant to the Internalization Agreement, NARS and certain affiliates of NARS, including certain executive officers and directors will receive 931,490 OP Units. The Internalization will be accounted for as an asset acquisition under ASC 805, and accordingly, the unaudited pro forma condensed consolidated balance sheet reflects the Company’s best estimate of the cost of the acquisition allocated to the assets acquired and liabilities assumed. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments

The preliminary purchase price allocation of the Internalization is fair valued at $17.7 million, representing the 931,490 OP Units to be issued multiplied by $19.00 (based on the IPO price) and comprised of the following (the final purchase price allocation could differ materially from the preliminary purchase price allocation):

•
Right-of-use lease asset and liability of an operating lease of office space of $0.6 million and $0.6 million, respectively
•
Intangible asset attributable to the assembled work force of $1.2 million

The following pro forma adjustments are necessary to reflect the Internalization as it occurred on September 30, 2024:

•
Reversal of capitalized acquisition fees and leasing fees payable to NARS and its affiliates of $0.8 million, of which $0.5 million was paid with cash and the remaining $0.3 million in payables as of September 30, 2024
•
Asset acquisition of an intangible asset attributable to the assembled work force of $1.2 million and a right-of-use lease asset and liability comprising of an operating lease of office space of $0.6 million and $0.6 million, respectively. The assets acquired are recognized at fair value on the acquisition date, which is assumed to be to the date of IPO.
D.
Reflects the net proceeds from the sale of 14,290,846 shares of Common Stock in this offering, at the IPO price of $19.00 per share, inclusive of the underwriters purchase of 1,090,846 shares of Common Stock at the IPO price subject to their option, net of underwriting discounts and other estimated offering expenses payable by the Company. The net proceeds from this offering consist of the following:

(in thousands)
Gross proceeds from the initial public offering	$271,526
Less: Underwriting discounts	(18,328)
Proceeds before offering expenses paid or payable by the Company	253,198
Estimated offering expenses paid or payable by the Company	(2,000)
Net proceeds from the initial public offering	$251,198

The pro forma adjustment reflects the allocation of net proceeds and reclassification of deferred offering related costs as follows:

(in thousands)
Net proceeds: par value of 14,291 shares of Common Stock issued in the offering	$143
Net proceeds: value above par value of Common Stock issued in the offering	251,055
Deferred offering costs reclassified as an offset against additional paid-in capital	(3,191)
Additional paid-in capital	$247,864

Deferred offering costs consist of direct, incremental legal, professional, accounting and other third-party fees, that the Predecessor incurred prior to September 30, 2024.

E.
Reflects the following transactions related to the use of proceeds from this offering and repayment of debt:
•
$166.0 million to repay outstanding borrowings of $150.0 million and $16.0 million under the Revolving Credit Facility and the Term Loan Credit Facility, respectively, including the write-off of $0.2 million of deferred financing fees.
•
$253.5 million drawn from the New Delayed Draw Term Loan and New Revolving Credit Facility to repay the existing indebtedness outstanding under the ABS Notes, including the write-off of $1.0 million of deferred financing fees.
•
$4.8 million of deferred financing fees incurred on the New Delayed Term Loan and New Revolving Credit Facility, net of amortization of deferred financing fees of $1.2 million.

Adjustments to the Unaudited Pro Forma Condensed Consolidated Statement of Operations

The adjustments to the unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 30, 2024 are as follows:

F.
Reflects the unaudited historical condensed consolidated statement of operations of the Predecessor for the three and nine months ended September 30, 2024.
G.
Represents the net adjustments required to the historical results of the Predecessor to reflect the following:

For the five properties disposed by the Predecessor during the period from January 1, 2024 through September 30, 2024, the results of these properties have been eliminated as they will not have a continuing impact on the Company’s consolidated statement of operations, assuming completion of the acquisitions had occurred on January 1, 2024. No properties were disposed during the three months ended September 30, 2024.

This includes the following:

(in thousands)	For the nine months ended September 30, 2024
Rental revenue	$(713)
Depreciation and amortization	(40)
Property operating expense	(27)

For the nine months ended September 30, 2024, the adjustment to rental revenue includes lease termination fees of approximately $0.6 million.

H.
Represents the adjustments required to the historical results of the Predecessor to reflect the costs incurred as a result of the Internalization. The total amount of consideration for the Internalization is $17.7 million, of which $16.5 million was determined to be a termination cost in accordance with ASC 420 of the management arrangement between the Predecessor, NARS, and certain affiliates of NARS and as such will be expensed and will be recognized at fair value and recorded as an expense at the time of the initial public offering. It should be noted that the unaudited pro forma condensed consolidated statement of operations may not be indicative of the Company’s future results of operations because the Company expects to incur additional recurring general and administrative expenses as a result of becoming a public company, including, but not limited to, employee compensation and benefits, board of directors’ fees and expenses, directors’ and officers’ insurance, and incremental legal, audit, tax, consulting and other public reporting and compliance-related fees and expenses.

The adjustment for general and administrative expenses includes stock-based compensation expense of $1.0 million and $3.0 million for the three and nine months ended September 30, 2024, respectively. These amounts represent the amortization of one-time grants of RSUs that will be issued shortly after the consummation of this offering to the Company's founder, executive officers, non-employee directors, and certain other employees, and annual grants of RSUs to be made in accordance with the employment agreements of the Company's executive officers. The RSUs will vest ratably over terms of approximately four and five years for the annual and one time grants, respectively.

The adjustment for general and administrative expenses also includes fees paid in connection with the Company’s outsourcing agreement with an entity of NADG not affiliated with the Company that will provide property accounting and human resource services in the amounts of $0.1 million and $0.4 million for the three and nine months ended September 30, 2024. respectively.

This adjustment also reflects the reversal of management fees paid to NARS and certain affiliates of NARS and the corresponding impact on depreciation and amortization for fees capitalized during the period in the historical financial statements of the Predecessor

I.
Represents the reversal of interest expense (including amortization of deferred financing fees) as a result of repayment of the Revolving Credit Facility, Term Loan Credit Facility and ABS Notes with the proceeds of this offering and funds drawn from the New Delayed Draw Term Loan and New Revolving Credit Facility as if the repayment occurred on January 1, 2024. For the purposes of computing the pro forma adjustment on variable-rate debt, the Company used a one-month SOFR rate of 4.96% plus the applicable margins on the debt. A change in one-month SOFR of plus or minus 0.125%, would have increased or decreased the pro forma interest expense by approximately $0.3 million.
J.
Reflects the unaudited historical condensed consolidated statement of operations of the Predecessor for the nine months ended September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, as used in this Quarterly Report on Form 10-Q, the terms “FVR,” “we,” “us,” “our,” and “our company” refer to FrontView REIT, Inc., a Maryland corporation incorporated on June 23, 2023, and, as required by context, FrontView Operating Partnership LP, a Delaware limited partnership, which we refer to as the or our "OP,” and to their respective subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

The following discussion is based on our predecessor’s unaudited condensed consolidated financial statements and notes thereto as of and for the nine months ended September 30, 2024 and 2023. We have not had any corporate activity since our formation, other than the issuance of 100 shares of our Common Stock in connection with our initial capitalization and activities in preparation for our initial public offering on October 2, 2024. Accordingly, we believe that a discussion of our results of operations would not be meaningful, and this discussion and analysis therefore only discusses the consolidated results of our predecessor. Where appropriate, the following discussion includes the effects of the 50/50 Joint Venture Acquisition (as defined below), REIT Contribution Transactions (as defined below), Internalization (as defined below), and our initial public offering. Refer to Item 1 for our pro forma consolidated financial statements that reflect the pro forma impact of these transactions.

Explanatory Note and Certain Defined Terms

Unless the context otherwise requires, the following terms and phrases are used throughout this MD&A as described below:

•
“50/50 Joint Venture” means the joint venture previously held by our predecessor and entities representing certain Canadian investors for the ownership of 54 properties;
•
“50/50 Joint Venture Acquisition” means our predecessor’s acquisition, for cash, of the remaining 50% interest held indirectly by our predecessor in the 50/50 Joint Venture;
•
“annualized base rent” or “ABR” means the annualized contractual cash rent due for the last month of the reporting period, and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for properties acquired during the last month of the reporting period;
•
“Canadian Investment Entities” means the intermediate entities through which Canadian investors will hold interests in the OP that will be issued pursuant to the REIT Contribution Transactions;
•
“Contribution Agreements” means (i) the Contribution Agreement, dated as of the closing date of our initial public offering, by and between certain individual investors in our predecessor and the OP, (ii) the Contribution Agreement, dated as of closing date of our initial public offering, by and between the individual investors in one of the Subsidiary REITs and the OP, (iii) the Contribution Agreement, dated as of the closing date of our initial public offering, by and between one of the Canadian Investment Entities and the OP, and (iv) the Contribution Agreement, dated as of the closing date of our initial public offering, by and between the other Canadian Investment Entity and the OP;
•
“CPI” means the Consumer Price Index for All Urban Consumers (CPI-U): U.S. City Average, All Items, as published by the U.S. Bureau of Labor Statistics, or other similar index which is a measure of the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services;
•
“Internalization” means the internalization of the external management team, assets and functions previously performed for our predecessor by our external manager and its affiliates, pursuant to the terms of the Internalization Agreement, which closed contemporaneously with the closing of our initial public offering;
•
“New Delayed Draw Term Loan” means our $200 million unsecured delayed draw term loan under the Credit Agreement that became effective concurrently with the completion of our initial public offering on October 2, 2024;
•
“New Revolving Credit Facility” means our $250 million unsecured revolving credit facility under the Credit Agreement that became effective concurrently with the completion of our initial public offering;
•
“occupancy” or a specified percentage of our portfolio that is “occupied” or “leased” means as of a specified date (i) the number of properties that are subject to a signed lease divided by (ii) the total number of properties in our portfolio;
•
“outparcel properties” or “outparcels” means individual building properties (small or large formats) leased to one or more tenants that are in locations with direct frontage on high-traffic roads that are visible to consumers;

•
“predecessor” means NADG NNN Property Fund LP, a Delaware limited partnership, and its subsidiaries;
•
“REIT Contribution Transactions” means the contributions of the interests in entities within our predecessor’s private REIT fund structure that directly or indirectly own our predecessor’s properties, pursuant to the terms of the Contribution Agreements, which closed contemporaneously with the closing of our initial public offering;
•
“Revolving Credit Facility” means the $202.5 million secured revolving credit facility, dated March 8, 2021 and amended on July 31, 2021 by and among the OP, CIBC Bank USA, as Administrative Agent and the other Lenders parties thereto, as amended from time to time;
•
“SOFR” means the Secured Overnight Financing Rate, which is a new index calculated by short-term repurchase agreements, backed by Treasury securities;
•
“Term Loan Credit Facility” means the $17.0 million loan and security facility, dated as of March 31, 2022 by and among the 50/50 Joint Venture and CIBC Bank USA, as Administrative Agent, and the other parties thereto, as amended from time to time; and
•
“we,” “our,” “us,” “FrontView,” and “Company” mean FrontView REIT, Inc., a Maryland corporation, together with its consolidated subsidiaries, including the OP, after giving effect to the REIT Contribution Transactions and Internalization, except where it is clear from the context that the term only means FrontView REIT, Inc. before giving effect to such transactions.

Overview

We are an internally-managed net-lease REIT that is experienced in acquiring, owning and managing outparcel properties that are net leased to a diversified group of tenants. We are a growing net-lease REIT and own a well-diversified portfolio of 278 outparcel properties across 31 U.S. states as of September 30, 2024. Our tenants include service-oriented businesses, such as restaurants, cellular stores, financial institutions, automotive stores and dealers, medical and dental providers, pharmacies, convenience and gas stores, car washes, home improvement stores, grocery stores, professional services as well as general retail tenants.

We currently derive a majority of our revenue from rents received from individual tenants of each of our outparcel properties in our portfolio. Our properties are typically leased under long-term net leases. As of September 30, 2024, the ABR weighted average remaining term of our leases was approximately 6.7 years, excluding renewal options. Approximately 97.4% of our leases (based on ABR) had contractual rent escalations, with an ABR weighted average annual minimum increase of 1.7%. As of September 30, 2024, we had 293 tenants that represented 137 different brands. Our top 10 tenant brands (based on ABR) represented approximately 23.3% of our portfolio ABR as of September 30, 2024.

In connection with our initial public offering on October 2, 2024, we completed the Internalization pursuant to which we began directly employing 15 employees and entered into employment agreements with each of our named executive officers. In addition, the Internalization eliminated the management and other fees and carried interest provisions that were previously paid by our predecessor. The historical results of operations for our predecessor through September 30, 2024, include the payment of management fees that we will no longer pay following the Internalization and do not include the direct compensation expense associated with our aforementioned approximately 15 employees, or other asset management, acquisition or general and administrative expenses not previously incurred based upon our externally managed structure.

As a private company, we historically have maintained higher leverage than we intend to maintain as a publicly-traded REIT following our initial public offering. As of September 30, 2024, we had total debt of $419.5 million, Net Debt of $409.6 million, a Net Debt to Annualized Adjusted EBITDAre ratio of 9.8x, and a pro forma Net Debt to Annualized Adjusted EBITDAre ratio of 3.9x after giving effect to the repayment of debt with the net proceeds of our initial public offering and borrowings under our New Revolving Credit Facility and New Delayed Draw Term Loan. Over time we plan to target a net debt to annualized adjusted EBITDAre ratio below 6.0x on a sustained basis. Net Debt and Annualized Adjusted EBITDAre are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Our Real Estate Investment Portfolio

To achieve an appropriate risk-adjusted return, we intend to maintain a highly-diversified portfolio of outparcel properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers and maintain diversity across geographic locations, tenants, and brands and that have cross-diversification within each. We discuss below our portfolio diversification based on several different metrics and information provided as of September 30, 2024.

Diversification by Tenant Brand

We primarily seek tenants that operate service-oriented businesses, such as restaurants, cellular stores, financial institutions, automotive stores and dealers, medical and dental providers, pharmacies, convenience and gas stores, car washes, home improvement stores, grocery stores, professional services as well as general retail tenants. As of September 30, 2024, our properties were occupied by 293 tenants that operated 137 different brands, with no single tenant brand accounting for more than 3.4% of our ABR.

The following table sets forth information with respect to each of our top 20 tenant brands (based on ABR) as of September 30, 2024:

(in thousands, except for percentages and # of Properties)

Tenant Brand	# of Properties(1)	Square Feet	ABR	% of ABR	% of Square Feet
Verizon	8.5	36	$1,761	3.4%	1.7%
Oak Street Health	5.5	66	1,314	2.6%	3.1%
Adams Auto Group	3	29	1,284	2.5%	1.4%
Raising Canes	5	17	1,262	2.4%	0.9%
IHOP	6	33	1,213	2.3%	1.6%
Mammoth Car Wash	6	22	1,205	2.3%	1.1%
CVS	4	42	1,081	2.1%	2.0%
AT&T	4	24	1,052	2.0%	1.1%
Walgreens	4	50	1,014	1.9%	2.4%
Chili's	3	18	959	1.8%	0.9%
Wendy's	7	21	940	1.8%	1.0%
Bank of America	4	21	936	1.8%	1.0%
Advance Auto Parts	7	66	857	1.6%	3.1%
Heartland Dental	5	20	792	1.5%	0.9%
LA-Z-Boy	2	38	762	1.5%	1.8%
Burger King	5	20	752	1.4%	0.9%
Lowe's Home Improvement	1	168	750	1.4%	8.0%
Hooters	4	20	723	1.4%	0.9%
PNC Bank	4	26	719	1.4%	1.2%
T-Mobile	4.5	19	710	1.4%	0.9%
Other	185.5	1,351	32,014	61.5%	64.1%
Total	278	2,107	$52,100	100.0%	100.0%

(1)	Includes two-tenant properties.

Diversification by Tenant Industry

The following chart shows a breakdown of our ABR by the tenant industries that comprised our portfolio as of September 30, 2024:

Industry Pie Chart

Diversification by Geography

As of September 30, 2024, our outparcel properties were located in 96 MSAs in 31 U.S. states, with no single state exceeding 12.1% of our ABR.

MN 7
WI 1
MI 7
NY 8
ME 3
NV 1
UT 2
CO 3
KS 5
MO 10
IL 28
IN 11
OH 21
PA 8
NJ 10
CT 3
RI 1
MD 5
VA 15
KY 8
AZ 5
OK 8
TN 15
NC 16
SC 7
MS 2
AL 9
GA 21
TX 22
LA 2
FL 14
278
ASSETS
31
STATES

The following table sets forth information with respect to geographic diversification by state in our portfolio (based on ABR) as of September 30, 2024:

(in thousands, except for percentages and # of Properties)

State	# of Properties(1)	Square Feet	ABR	% of ABR	% of Square Feet
IL	28	208	$6,281	12.1%	9.9%
TX	22	116	4,473	8.6%	5.5%
GA	21	112	3,468	6.7%	5.3%
OH	21	127	3,269	6.3%	6.0%
NC	16	93	2,990	5.7%	4.4%
FL	14	96	2,659	5.1%	4.6%
TN	15	83	2,596	5.0%	3.9%
VA	15	76	2,521	4.8%	3.6%
PA	8	145	2,491	4.8%	6.9%
NY	8	242	2,114	4.1%	11.5%
IN	11	67	1,951	3.7%	3.2%
MO	10	60	1,858	3.6%	2.8%
NJ	10	55	1,694	3.3%	2.6%
OK	8	38	1,543	3.0%	1.8%
MN	7	72	1,449	2.8%	3.4%
AL	9	43	1,352	2.6%	2.0%
SC	7	54	1,133	2.2%	2.6%
ME	3	186	1,067	2.0%	8.8%
KY	8	40	1,063	2.0%	1.9%
MI	7	34	1,051	2.0%	1.6%
MD	5	41	856	1.6%	1.9%
AZ	5	18	838	1.6%	0.9%
KS	5	25	668	1.3%	1.2%
CT	3	9	590	1.1%	0.4%
CO	3	13	469	0.9%	0.6%
MS	2	13	417	0.8%	0.6%
LA	2	10	360	0.7%	0.5%
UT	2	22	336	0.6%	1.0%
NV	1	4	246	0.5%	0.2%
RI	1	0	182	0.3%	0.0%
WI	1	5	115	0.2%	0.2%
Total	278	2,107	$52,100	100.0%	100.0%

(1)	Includes two-tenant properties.

Our Leases

Lease Maturity

Our portfolio was approximately 98.9% leased as of September 30, 2024. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments received under our long-term leases with our tenants. As of September 30, 2024, the ABR weighted average remaining term of our leases was approximately 6.7 years, excluding renewal options, and approximately 96.3% of such leases (based on ABR) have renewal options remaining. As of September 30, 2024, no more than 13.7% of our rental revenue was derived from leases that expire in any single year prior to 2030.

The following chart sets forth our annual lease expirations based upon the terms of our leases in place as of September 30, 2024 (percentages based on rental revenue):

14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
0.9%
4.2%
7.2%
13.7%
8.3%
9.6%
9.5%
8.6%
10.1%
4.9%
4.2%
0.9%
3.9%
2.5%
4.3%
1.2%
6.0%
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
Thereafter

Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. We have three leases, representing approximately 0.9% of our ABR, that will expire prior to December 31, 2024, each with tenant renewal options.

The following table presents our lease expirations by year as of September 30, 2024:

(in thousands, except for percentages and # of Properties)

Year	ABR	% of ABR	Square Feet	% of Square Feet
2024	$456	0.9%	15	0.7%
2025	2,206	4.2%	72	3.4%
2026	3,736	7.2%	125	5.9%
2027	7,158	13.7%	390	18.5%
2028	4,310	8.3%	145	6.9%
2029	5,007	9.6%	187	8.9%
2030	4,970	9.5%	163	7.7%
2031	4,483	8.6%	141	6.7%
2032	5,283	10.1%	406	19.3%
2033	2,549	4.9%	67	3.2%
2034	2,194	4.2%	56	2.7%
2035	451	0.9%	20	0.9%
2036	2,015	3.9%	56	2.7%
2037	1,327	2.5%	51	2.4%
2038	2,231	4.3%	118	5.6%
2039	634	1.2%	17	0.8%
Thereafter	3,090	6.0%	61	2.9%
Untenanted Properties	-	0.0%	17	0.8%
Total	$52,100	100.0%	2,107	100.0%

We typically purchase properties that are subject to existing long-term net leases with a range of lease terms (initial terms of 10 years or more at lease signing that often have renewal options as well). Substantially all of our leases are net leases, meaning our tenant generally is obligated to pay customary expenses associated with the leased property (such as real estate taxes, insurance, maintenance and repairs, and in many cases, capital costs, subject to caps and exclusions in some leases). For the nine months ended September 30, 2024, we incurred an aggregate of approximately $1.3 million of expenses not reimbursed or paid by our tenants, which includes non-recurring legal costs and property operating expenses incurred on vacant properties.

Approximately 97.4% of our leases (based on ABR) provide for periodic contractual rent escalations, generally ranging from 1.0% to 3.0% annually, with an ABR weighted average minimum increase of 1.7% per annum.

The following chart breaks down the type of rent increase provided in our leases (based on ABR) as of September 30, 2024:

Lease Escalations

In general, when negotiating a new lease or an amendment to an existing lease in connection with an acquisition, redevelopment or new development, we seek to negotiate, among other things, relatively long lease terms and tenant renewal options; market rents; annual rent escalation provisions; landlord-favorable going dark, assignment, change of control provisions; limited or no exclusive or co-tenancy clauses that favor the tenant and obligations for certain tenants and certain guarantors to periodically provide us with financial information.

In the future, we may seek to use master lease structures where it fits market practice in the particular property type, pursuant to which we seek to lease multiple properties to an individual tenant on an all or none basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to multiple lease payments relating to individually leased properties. The master lease structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

(in thousands)

For the three months ended September 30,	2024	2023	$	%
Revenues
Rental revenues	$14,534	$11,623	$2,911	25%

Operating expenses
Depreciation and amortization	7,119	6,159	960	16%
Property operating expenses	2,003	1,314	689	52%
Property management fees	494	397	97	24%
Asset management fees	1,034	1,035	(1)	(0)%
General and administrative expenses	697	2,947	(2,250)	(76)%
Total operating expenses	11,347	11,852	(505)	(4)%

Other expenses
Interest expense	6,463	4,611	1,852	40%
Income taxes	63	48	15	31%
Total other expenses	6,526	4,659	1,867	40%
Operating loss	(3,339)	(4,888)	1,549	32%
Equity loss from investment in an unconsolidated entity	—	(7)	7	100%
Net loss	$(3,339)	$(4,895)	$1,556	32%

Rental Revenues

(in thousands)

For the three months ended September 30,	2024	2023	$	%
Revenues:
Contractual rental amounts billed	$13,971	$11,473	$2,498	22%
Adjustment to recognize contractual rental amounts on a straight-line basis	187	328	(141)	(43)%
Variable rental amounts earned	798	58	740	> 100%
Above/below market lease amortization, net	(423)	(316)	(107)	(34)%
Other income	1	80	(79)	(99)%
Total rental revenues	$14,534	$11,623	$2,911	25%

The $2.5 million increase in contractual rental amounts billed was primarily attributable to a $2.0 million increase in contractual base rent from the consolidation of the 54 properties acquired as part of the 50/50 Joint Venture Acquisition, a $0.2 million increase in contractual base rent from the growth of our real estate portfolio through new acquisitions during 2023, and $0.7 million in same-store rent growth from our in-place lease escalations, partially offset by a $0.4 million decrease in contractual base rent from properties sold throughout the latter part of 2023 and the first nine months of 2024.

The $0.7 million increase in variable rental amounts earned was mainly due to lease termination fees received during the three months ended September 30, 2024.

Operating Expenses

Depreciation and amortization

The $1.0 million increase in depreciation and amortization for the three months ended September 30, 2024 was primarily due the consolidation of the 54 properties acquired as part of the 50/50 Joint Venture Acquisition and the growth of our real estate portfolio through new acquisitions in 2023.

Property operating expenses

The $0.7 million increase in property operating expenses was mainly due to the increase in number of properties in our portfolio. For the three months ended September 30, 2024 and 2023, we incurred $2.0 million and $1.3 million of property operating expenses, respectively, and recorded $1.2 million and $1.0 million of additional rent and recovery income included in the contract rental amounts billed, respectively. Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance and repairs, and in many cases capital costs. For the three months ended September 30, 2024, we incurred $0.8 million in aggregate of expenses that were not tenant obligations, which includes non-recurring legal costs and property operating expenses incurred on vacant properties.

General and Administrative expenses

The $2.3 million decrease in general and administrative expenses is primarily due to approximately $1.4 million in structuring and public company readiness costs and $1.3 million in Internalization expenses incurred during the three months ended September 30, 2023.

Upon completion of the Internalization and the initial public offering, our future general and administrative expenses will include, among other things, the direct employee compensation expense of 15 new employees.

Other expenses and income

Interest expense

During the year ended December 31, 2023, we drew an additional $73.9 million from the Revolving Credit Facility, which bears interest at a rate of SOFR plus 2.36%, to fund new acquisitions of real estate properties. In addition, as part of the 50/50 Joint Venture Acquisition, we consolidated the 50/50 Joint Venture’s share of the ABS debt of approximately $69.7 million, which bears interest at approximately 3.4% and the Term Loan of $17 million, which bears interest at Term SOFR plus 1.8%. The increase in borrowings from the Revolving Credit Facility and the assumption of debt relating to the 50/50 Joint Venture Acquisition, resulted in an increase in interest expense of approximately $0.9 million for CIBC debt (Revolving Credit Facility and Term Loan) and $0.6 million for ABS debt, in addition to amortization of discount costs of $0.6 million, for the three months ended September 30, 2024. This $2.1 million increase is offset by a decrease in amortization of financing costs of approximately $0.2 million. As of September 30, 2024 and September 30, 2023, the aggregate debt outstanding has a weighted average interest rate excluding amortization of deferred financing costs of 4.96% and 5.20%, respectively.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

(in thousands)

For the nine months ended September 30,	2024	2023	$	%
Revenues
Rental revenues	$44,403	$33,923	$10,480	31%

Operating expenses
Depreciation and amortization	21,415	17,315	4,100	24%
Property operating expenses	5,694	3,941	1,753	44%
Property management fees	1,501	1,122	379	34%
Asset management fees	3,102	3,105	(3)	(0)%
General and administrative expenses	2,059	6,028	(3,969)	(66)%
Total operating expenses	33,771	31,511	2,260	7%

Other expenses (income)
Interest expense	19,755	11,879	7,876	66%
(Gain)/ loss on sale of real estate	(337)	332	(669)	< (100)%
Impairment loss	591	—	591	100%
Income taxes	344	206	138	67%
Total other expenses	20,353	12,417	7,936	64%
Operating loss	(9,721)	(10,005)	284	3%
Equity income from investment in an unconsolidated entity	—	53	(53)	(100)%
Net loss	$(9,721)	$(9,952)	$231	2%

Rental Revenues

(in thousands)

For the nine months ended September 30,	2024	2023	$	%
Revenues:
Contractual rental amounts billed	$42,987	$33,511	$9,476	28%
Adjustment to recognize contractual rental amounts on a straight-line basis	964	901	63	7%
Variable rental amounts earned	1,547	182	1,365	> 100%
Above/below market lease amortization, net	(1,338)	(892)	(446)	(50)%
Other income	243	221	22	10%
Total rental revenues	$44,403	$33,923	$10,480	31%

The $9.5 million increase in contractual rental amounts billed was primarily attributable to a $7.0 million increase in contractual base rent from the consolidation of the 54 properties acquired as part of the 50/50 Joint Venture Acquisition, a $2.3 million increase from growth of our real estate portfolio through new acquisitions during 2023, and $1.5 million of same-store rent growth from our in-place lease escalations, partially offset by a $1.2 million decrease in contractual base rent from properties sold throughout the latter part of 2023 and the first nine months of 2024.

The $1.4 million increase in variable rental amounts earned was mainly due to lease termination fees received during the nine months ended September 30 2024.

Operating Expenses

Depreciation and amortization

The $4.1 million increase in depreciation and amortization for the nine months ended September 30, 2024 was primarily due to the consolidation of the 54 properties acquired as part of the 50/50 Joint Venture Acquisition and the growth of our real estate portfolio through new acquisitions in 2023.

Property operating expenses

The $1.8 million increase in property operating expenses was mainly due to the increase in number of properties in our portfolio. For the nine months ended September 30, 2024 and September 30, 2023, we incurred $5.7 million and $3.9 million of property operating expenses, respectively, and recorded $4.4 million and $3.4 million of additional rent and recovery income included in the contract rental amounts billed, respectively. Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance and repairs, and in many cases capital costs. For the nine months ended September 30, 2024, we incurred $1.3 million in aggregate of expenses that were not tenant obligations, which includes non-recurring legal costs and property operating expenses incurred on vacant properties.

General and Administrative expenses

The $4.0 million decrease in general and administrative expenses is primarily due to approximately $3.1 million in structuring and public company readiness costs and $1.8 million in Internalization expenses incurred during the nine months ended September 30, 2023. This $4.9 million is offset by a $0.8 million increase in audit, tax and consulting incurred during the nine months ended September 30, 2024.

Upon completion of the Internalization and the IPO, our future general and administrative expenses will include, among other things, the direct employee compensation expense of 15 new employees.

Other expenses and income

Interest expense

During the year ended December 31, 2023, we drew an additional $73.9 million from the Revolving Credit Facility, which bears interest at a rate of SOFR plus 2.36%, to fund new acquisitions of real estate properties. In addition, as part of the 50/50 Joint Venture Acquisition, we consolidated the 50/50 Joint Venture’s share of the ABS debt of approximately $69.7 million, which bears interest at approximately 3.4% and the Term Loan of $17 million, which bears interest at Term SOFR plus 1.8%. The increase in borrowings from the Revolving Credit Facility and the assumption of debt relating to the 50/50 Joint Venture Acquisition, resulted in an increase in interest expense of approximately $5.0 million for CIBC debt (Revolving Credit Facility and Term Loan) and $1.7 million for ABS debt, in addition to amortization of discount costs of $1.8 million, for the nine months ended September 30, 2024. This $8.5 million increase is offset by a decrease in amortization of financing costs of approximately $0.5 million. As of September 30, 2024 and September 30, 2023, the aggregate debt outstanding has a weighted average interest rate excluding amortization of deferred financing costs of 4.96% and 5.20%, respectively.

Gain on sale of real estate

During the nine months ended September 30, 2024, we sold five properties at a net gain of approximately $0.3 million. During the nine months ended September 30, 2023, we sold one property at loss of approximately $0.3 million.

Impairment loss

During the nine months ended September 30, 2024, we recorded an impairment loss of $0.6 million relating to an asset held for investment. The amount of impairment fluctuates each period based on existing facts and circumstances.

Liquidity and Capital Resources

Liquidity/REIT Requirements

Liquidity is a measure of our ability to meet potential cash requirements, including our ongoing commitments to repay debt, fund our operations, acquire properties, make distributions to our stockholders, and other general business needs. As a REIT, we are required to distribute to our stockholders at least 90% of our taxable income determined without regard to the dividends paid deduction and excluding net capital gain, on an annual basis. As a result, it is unlikely that we will be able to retain substantial cash balances to meet our liquidity needs from our annual taxable income. Instead, we expect to meet our liquidity needs primarily by relying upon external sources of capital, such as borrowings under our debt facilities or additional equity or preferred offerings or other capital raises, which would all be subject to a number of market and other factors in order to be successfully accessible.

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt and to pay distributions. Since our portfolio has had a historically strong occupancy level and substantially all of our leases are net leases, we do not currently anticipate making significant capital expenditures or incurring other significant property operating costs (unless vacancies adjust beyond historical norms) that would materially adversely impact short-term financial liquidity. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances, net cash provided by operating activities, and borrowings under our New Revolving Credit Facility and New Delayed Draw Term Loan or through the issuance of debt or equity instruments subject to market conditions.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt, including $253.2 million of debt (net of fees) that is anticipated to be repaid in December 2024, and to invest in additional revenue generating properties. Debt capital is provided through our New Revolving Credit Facility and New Delayed Draw Term Loan, as well as potentially through the issuance of debt and equity instruments subject to market conditions and Company operating performance. The source and mix of our debt capital in the future will be impacted by market conditions. We plan to prudently balance our debt portfolio with a combination of fixed and floating rate debt and will evaluate opportunities to hedge certain interest rate risk where appropriate.

We expect to meet our long-term liquidity requirements primarily from borrowings under our New Revolving Credit Facility and New Delayed Draw Term Loan, any future debt and equity financings, and proceeds from limited sales of our properties. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets and the real estate market in general, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, market perceptions of the Company, our access to debt, equity or other capital instruments and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition-financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization.

Pro Forma Liquidity and Capital

As of September 30, 2024, we had on a pro forma basis $93.3 million of cash and cash equivalents. In addition, upon completion of the initial public offering and following the repayment of our obligations under the ABS Notes in December, we expect to have $196.5 million of available borrowing capacity under our New Revolving Credit Facility. We believe that following completion of our initial public offering, we have access to capital sufficient to meet our capital needs for the reasonably foreseeable future.

Target Leverage

We have pro forma total debt outstanding of $249.9 million (net of fees), pro forma Net Debt of $160.2 million, and a pro forma Net Debt-to-Annualized Adjusted EBITDAre ratio of approximately 3.9x. Our long-term goal is to target a net debt-to-annualized adjusted EBITDAre ratio of 6.0x or below. We may from time to time modify our leverage policy in light of then current economic conditions, relative costs and availability of debt and equity capital, changes in the market price of our Common Stock, acquisition opportunities, and other factors.

Equity Capital Resources

As a new publicly traded REIT we plan to access the public equity markets to maintain an appropriate mix of debt and equity in line with our leverage policy, primarily through follow-on equity offerings and eventually through an at-the-market common equity offering program (“ATM Program”) once we are shelf eligible. Our public offerings will be used to repay debt, fund acquisitions, and for other general corporate purposes.

Description of Certain Debt Outstanding After Our Initial Public Offering

The following is a summary of the material provisions of our ABS Notes, New Revolving Credit Facility and New Delayed Draw Term Loan.

ABS Notes

As of September 30, 2024, $253.2 million aggregate principal amount of the ABS Notes issued by affiliates of our predecessor were outstanding (net of fees) and interest on the ABS Notes accrues at an annual rate equal to 3.4%. The anticipated repayment date for the ABS Notes is in December 2024. The ABS Notes are secured by liens on 132 outparcel properties, which represented 47.5% of our total outparcel properties based on the number of properties as of September 30, 2024.

New Revolving Credit Facility

Upon closing of our initial public offering, a group of lenders, including JPMorgan Chase Bank, N.A. acts as administrative agent, provided commitments for our New Revolving Credit Facility, allowing borrowings of up to $250 million, including $20 million available for issuance of letters of credit. Our New Revolving Credit Facility has an initial maturity in October 2027 together with two 12-month extension options, subject to certain conditions, including payment of a 0.125% fee on the aggregate outstanding amount of the revolving commitments.

The New Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments and 0.25% per annum if average daily usage in such quarter is equal to or less than 50% of total revolving commitments. Borrowings under our New Revolving Credit Facility will bear interest at floating rates based on adjusted SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. As of September 30, 2024, the applicable margin was 1.20%.

The New Revolving Credit Facility contains an applicable facility fee based on our credit rating ranging between 0.125% and 0.30% per annum. As of September 30, 2024, the applicable facility fee was 0.30%.

New Delayed Draw Term Loan

Upon closing of our initial public offering, a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent, provided commitments for our New Delayed Draw Term Loan, allowing borrowings of up to $200 million. Our New Delayed Draw Term Loan is available to be drawn until October 2025 and has an initial maturity of October 2027 together with two 12-month extension options, at our election, subject to certain conditions including payment of a 0.125% fee on the aggregate outstanding principal amount of the term loan. We plan to use the New Delayed Draw Term Loan to repay our ABS Notes when they mature in December 2024. Our New Delayed Draw Term Loan includes a ticking fee of 0.20% per annum on the average daily amount of unfunded term loan commitments.

Borrowings under our New Delayed Draw Term Loan bear interest at floating rates based on Adjusted SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. As of September 30, 2024, the applicable margin was 1.20%.

Covenants

We will be subject to various covenants and financial reporting requirements pursuant to our New Revolving Credit Facility and New Delayed Draw Term Loan. The table below summarizes the applicable financial covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification.

Covenants	Required	Revolving Credit Facility
Total Leverage Ratio	≤ 60%	30.9%
Adjusted EBITDA to Fixed Charges Ratio	≥ 1.50 to 1.00	2.3x
Secured Leverage Ratio(1)	≤ 40%	0.0%
Unencumbered NOI to Unsecured Interest Expense Ratio	≥ 1.75 to 1.00	3.2x
Unsecured Leverage Ratio	≤ 60%	30.9%
Tangible Net Worth	≥ sum of 75% of the Tangible Net Worth on completion of this offering plus 70% of equity issuance proceeds	(2)

(1)	IPO Proceeds used to pay off debt such that there are no secured borrowings.
(2)	Prospective covenant

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2024. Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

(in thousands)

Year of Maturity	New Revolving Credit Facility (a)	New Delayed Draw Term Loan (a)	ABS Notes	Interest Expense (b)	Commitments to Fund Investments (c)	Total
Remainder of 2024	$—	$—	$253,499	$2,134	$37,808	$293,441
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
2027	—	—	—	—	—	—
2028	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$—	$—	$253,499	$2,134	$37,808	$293,441

(a)

Our New Revolving Credit Facility and New Delayed Draw Term Loan contain two 12-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the commitments.

(b)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2024.
(c)	Amounts include acquisitions under control, defined as under contract or executed letter of intent.

Derivative Instruments and Hedging Activities

We may be exposed to interest rate risk arising from changes in interest rates on any floating-rate borrowings that we make under our New Revolving Credit Facility and New Delayed Draw Term Loan or other debt or capital instruments that bear interest. Borrowings under our New Revolving Credit Facility and New Delayed Draw Term Loan will bear interest at floating rates based on SOFR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, decrease or increase our net income and cash flow.

In the future, we may attempt to manage our interest rate risk by entering into interest rate swaps or other hedging arrangements. Under these agreements, we will receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

Cash Flows

Cash, cash equivalents and restricted cash totaled $9.9 million as of September 30, 2024 as compared to $15.2 million as of September 30, 2023. The table below shows information concerning cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$15,272	$15,590
Net cash provided by/ (used in) investing activities	7,934	(72,202)
Net cash (used in)/ provided by financing activities	(30,440)	30,708
Net decrease in cash and cash equivalents and restricted cash	$(7,234)	$(25,904)

The change in net cash provided by operating activities during the nine months ended September 30, 2024 as compared to nine months ended September 30, 2023 was mainly due to increase in rental revenues of approximately $10.5 million offset by approximately $7.9 million increase in interest expense during the nine months ended September 30, 2024 and approximately $1.3 million of one-time structuring and public company readiness costs paid during the nine months ended September 30, 2024. The remainder of the change in net cash provided by operating activities relates to timing of payment of payables and accrued liabilities.

During the nine months ended September 30, 2024, there were five properties sold and no properties acquired compared to one property sold and 25 properties acquired during the nine months ended September 30, 2023 which is reflected in the change in net cash provided by (used in) investing activities.

The decrease in net cash provided by financing activities during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is mainly due to a net repayment of debt, net of $20.9 million compared to $39.8 million net proceeds from debt, net, respectively.

Non-GAAP Financial Measures

Our reported results and net earnings per diluted share are presented in accordance with GAAP. We also disclose FFO, AFFO, EBITDA, EBITDAre, adjusted EBITDAre, annualized adjusted EBITDAre and net debt, each of which are non-GAAP measures. We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

We compute FFO in accordance with the standards established by the Board of Governors of Nareit. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. To derive AFFO, we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash or non-recurring revenues and expenses, including straight-line rents, cost of debt extinguishments, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, realized gains or losses on foreign currency transactions, Internalization expenses, structuring and public company readiness costs, extraordinary items, and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

Our leases typically include cash rents that increase through lease escalations over the term of the lease. Our leases do not typically include significant front-loading or back-loading of payments, or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. We further exclude costs or gains recorded on the extinguishment of debt, non-cash interest expense and gains, the amortization of debt issuance costs, net mortgage premiums, and lease intangibles, realized gains and losses on foreign currency transactions, Internalization expenses, and structuring and public company readiness costs, as these items are not indicative of ongoing operational results. We use AFFO as a measure of our performance when we formulate corporate goals.

FFO is used by management, investors, and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers, primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by one-time cash and non-cash revenues or expenses. FFO and AFFO may not be comparable to similarly titled measures employed by other REITs, and comparisons of our FFO and AFFO with the same or similar measures disclosed by other REITs may not be meaningful. FFO and AFFO should not be considered alternatives to net income as a performance measure or to cash flows from operations, as reported on our statement of cash flows, or as a liquidity measure, and should be considered in addition to, and not in lieu of, GAAP financial measures.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments to FFO that we use to calculate AFFO. In the future, the SEC, Nareit or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and in response to such standardization we may have to adjust our calculation and characterization of AFFO accordingly.

The following is a reconciliation of historical and pro forma net income (which is the most comparable GAAP measure) to FFO and AFFO:

Reconciliation of Historical and pro forma net income to FFO and AFFO

	For the three months ended September 30,			For the nine months ended September 30,
	Pro Forma	Historical	Historical	Pro Forma	Historical	Historical
(unaudited, in thousands)	2024	2024	2023	2024	2024	2023
Net loss	$(1,764)	$(3,339)	$(4,895)	$(6,603)	$(9,721)	$(9,952)
Depreciation on real property and amortization of real estate intangibles	7,114	7,119	6,159	21,363	21,415	17,315
Share of 50/50 Joint Venture's depreciation on real property and amortization of real estate intangibles	—	—	566	—	—	1,683
(Gain) loss on sale of real estate	—	—	—	—	(337)	332
Share of 50/50 Joint Venture's gain on sale of real estate	—	—	—	—	—	(260)
Impairment loss on real estate held for investment	—	—	—	591	591	—
FFO	$5,350	$3,780	$1,830	$15,351	$11,948	$9,118
Straight-line rent adjustments	(187)	(187)	(328)	(915)	(964)	(901)
Share of 50/50 Joint Venture's straight-line rent adjustments	—	—	24	—	—	(35)
Amortization of financing transaction and discount costs	396	1,053	608	1,188	3,145	1,774
Share of 50/50 Joint Venture's amortization of debt issuance cost	—	—	72	—	—	210
Amortization of above/below market lease intangibles	423	423	316	1,326	1,338	892
Share of 50/50 Joint Venture's amortization of above/below market lease intangibles	—	—	28	—	—	84
Stock-based compensation	986	—	—	2,957	—	—
Lease termination fees	(747)	(747)	—	(747)	(1,384)	—
Adjustment for structuring and public company readiness costs	—	440	1,162	—	514	3,113
Adjustment for Internalization expenses	—	—	1,339	—	—	1,787
AFFO	$6,221	$4,762	$5,051	$19,160	$14,597	$16,042

We compute EBITDA as earnings before interest, income taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry. We believe that this ratio provides investors and analysts with a measure of our leverage that includes our operating results unaffected by the differences in capital structures, capital investment cycles and useful life of related assets compared to other companies in our industry. In 2017, Nareit issued a white paper recommending that companies that report EBITDA also report EBITDAre in financial reports. We compute EBITDAre in accordance with the definition adopted by Nareit. Nareit defines EBITDAre as EBITDA (as defined above) excluding gains (loss) from the sales of depreciable property and provisions for impairment on investment in real estate. We believe EBITDA and EBITDAre are useful to investors and analysts because they provide important supplemental information about our operating performance exclusive of certain non-cash and other costs.

EBITDA and EBITDAre are not measures of financial performance under GAAP, and our EBITDA and EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA and EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

We compute adjusted EBITDAre as EBITDAre for the applicable quarter, as adjusted to (i) reflect all investment and disposition activity that took place during the applicable quarter as if each transaction had been completed on the first day of the quarter, (ii) exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, (iii) eliminate the impact of lease termination fees from certain of our tenants, and (iv) exclude non-cash stock-based compensation expense. Annualized adjusted EBITDAre is calculated by multiplying adjusted EBITDAre for the applicable quarter by four, which we believe provides a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter given the contractual nature of our long term net leases. You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly different from our annualized adjusted EBITDAre.

The following table reconciles net income (which is the most comparable to GAAP measure) to EBITDA, EBITDAre, adjusted EBITDAre, and annualized adjusted EBITDAre.

Reconciliation of net income to EBITDA and EBITDAre

	For the three months ended September 30,
	Pro Forma	Historical	Historical
(unaudited, in thousands)	2024	2024	2023
Net loss	$(1,764)	$(3,339)	$(4,895)
Depreciation and amortization	7,537	7,542	6,475
Share of 50/50 Joint Venture's depreciation and amortization	—	—	594
Interest expense	4,269	6,463	4,611
Share of 50/50 Joint Venture's interest expense	—	—	523
Income taxes	63	63	48
Share of 50/50 Joint Venture's income taxes	—	—	9
EBITDA	$10,105	$10,729	$7,365
(Gain) loss on sale of real estate	—	—	—
Share of 50/50 Joint Venture's gain on sale of real estate	—	—	—
EBITDAre	$10,105	$10,729	$7,365
Adjustment for non-cash compensation expense (1)	986	—	—
Adjustment to exclude non-recurring expenses (income) (2)	(747)	(307)	2,501
Adjusted EBITDAre	10,344	10,422	9,866
Annualized EBITDAre	40,420	42,916	29,460
Annualized adjusted EBITDAre	$41,376	$41,688	$39,464

(1)	Reflects an adjustment to exclude non-cash stock-based compensation expense.
(2)	Reflects an adjustment to exclude non-recurring expenses including IPO costs and lease termination fees.

Net Debt is a non-GAAP financial measure. We define Net Debt as our Gross Debt less cash, cash equivalents and restricted cash. The ratios of Net Debt to EBITDAre and Net Debt to Annualized Adjusted EBITDAre represent Net Debt as of the end of the applicable period divided by EBITDAre or Annualized Adjusted EBITDAre for the period, respectively. We believe that these ratios are useful to investors and analysts because they provide information about Gross Debt less cash and cash equivalents, which could be useful to repay debt, compared to our performance as measured using EBITDAre and Annualized Adjusted EBITDAre, which are described above.

The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt, and presents the ratios of Net Debt to EBITDAre and Net Debt to Annualized Adjusted EBITDAre:

Reconciliation of total debt to Net Debt and ratio of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre

	September 30,
	Pro Forma	Historical
(in thousands)	2024	2024
Debt
New Delayed Draw Term Loan	$200,000	$—
New Revolving Credit Facility	53,499	—
ABS Notes	—	253,499
Revolving Credit Facility	—	150,000
Term Loan Credit Facility	—	15,967
Gross Debt	253,499	419,466
Cash, cash equivalents and restricted cash	(93,261)	(9,895)
Net Debt	$160,238	$409,571
Leverage Ratios:
Net Debt to Annualized EBITDAre	4.0	9.5
Net Debt to Annualized Adjusted EBITDAre	3.9	9.8

Critical Accounting Policies and Estimates

The preparation of the historical consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that are subjective in nature and affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and assumptions, however, our actual results could differ materially from our estimates. A summary of our significant accounting policies is included in Note 2—Accounting Policies for Financial Statements, contained in the condensed consolidated financial statements included elsewhere in this Form 10-Q. Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Purchase Price Allocation of Acquired Properties

Upon acquisition of real estate held for investment considered to be an asset acquisition, we capitalized the purchase price (including related acquisition costs) as part of the cost basis. We allocate the purchase price between land, buildings and improvements, site improvements, and identifiable intangible assets and liabilities such as amounts related to in-place leases and origination costs acquired, above- and below-market leases, based upon their fair values. The allocation of the purchase price requires judgment and significant estimates. The fair value of the land and building assets is determined on an as-if-vacant basis.

Above- and below-market leases are based upon a comparison between existing leases upon acquisition and current market rents for similar real estate. The fair value of above- and below-market leases is equal to the aggregate present value of the spread between the contract and the market rate of each of the in-place leases over their remaining term. The fair values of in-place leases and origination costs are determined based on the estimates of carrying costs during the expected lease-up periods and costs that would be incurred to put the existing leases in place under the same market terms and conditions.

We use multiple sources to estimate fair value, including information obtained about each property as a result of our pre-acquisition due diligence and marketing and leasing activities. We also consider information and other factors that impact the determination of fair value such as market conditions, industry conditions that the tenant operates in, characteristics of the real estate (e.g., location, size, value of comparative rental rates, traffic count) and tenant credit profile.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The net recoverable amount represents the undiscounted estimated future cash flow expected to be earned from the long-lived asset. In the case of real estate, the undiscounted estimated future cash flows are based on expected cash flows from the use and eventual disposition of the property. We estimate fair value using data such as operating income, estimated capitalization rates or multiples, and with regards to assets held for sale, negotiated selling price, less estimated costs of disposal.

Impact of Recent Accounting Pronouncements

For information on the impact of recent accounting pronouncements on our business, see Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate risk arising from changes in interest rates on any floating-rate borrowings we make under our New Revolving Credit Facility or New Delayed Draw Term Loan or other debt or other capital instruments that bear interest. Borrowings under our New Revolving Credit Facility and New Delayed Draw Term Loan will bear interest at floating rates based on SOFR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, decrease or increase our net income and cash flow. In the future, we may manage a portion of our interest rate risk by entering into interest rate swaps or other hedging arrangements. To the extent that we seek to do so, our interest rate risk management strategy will be intended to stabilize cash flow requirements by maintaining interest rate swaps to convert certain variable-rate debt to a fixed rate. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Refinancing of any of our debt instruments would also be subject to market conditions at the time of such refinancing and our operational performance, which could require principal paydowns and equity injections due to limited financing sources being available at the time.

As of September 30, 2024 and December 31, 2023, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk or other relevant market rates or prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. We are not currently a party to legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations. We are not aware of any material legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Prospectus filed with the SEC on October 2, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2024, we closed our IPO of 13,200,000 shares of our common stock at a price of $19.00 per share, with a subsequent exercise by the underwriters of their option to purchase from us an additional 1,090,846 shares of common stock that closed on October 23, 2024. We raised net proceeds of $253.2 million, after deducting the underwriting discounts and commissions of approximately $18.3 million. All shares sold were registered pursuant to a registration statement on Form S-11 (File No. 333-282015), as amended (the “Registration Statement”), which was declared effective by the SEC on October 1, 2024. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and BofA Securities, Inc. acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. We contributed the net proceeds to the OP in exchange for OP units. We used a portion of the net proceeds to repay the outstanding borrowings under the Revolving Credit Facility and Term Loan Credit Facility. There has been no material change in the use of proceeds from our IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

No.	Description

3.1

Articles of Amendment and Restatement of FrontView REIT, Inc. (filed as Exhibit 3.1 to the Corporation's Registration Statement on Form S-11 filed September 9, 2024 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of FrontView REIT, Inc. (filed as Exhibit 3.2 to the Corporation's Registration Statement on Form S-11/A filed September 24, 2024 and incorporated herein by reference)

3.3

Amended and Restated Partnership Agreement of FrontView Operating Partnership LP, dated as of October 3, 2024 (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed October 7, 2024 and incorporated herein by reference)

4.1

Master Indenture, dated as of December 9, 2019 (as amended or supplemented), among the Issuers set forth on Schedule I thereto and Citibank, N.A., as Indenture Trustee (filed as Exhibit 10.16 to the Corporation's Registration Statement on Form S-11 filed September 9, 2024 and incorporated herein by reference)

10.1

Credit Agreement, dated as of September 6, 2024, by and among FrontView Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (filed as Exhibit 10.19 to the Corporation's Registration Statement on Form S-11 filed September 9, 2024 and incorporated herein by reference)

10.2

Amended and Restated Outsourcing Agreement, dated as of September 27, 2024, by and between FrontView Operating Partnership LP and North American Asset Management Corp. (filed as Exhibit 10.20 to the Corporation's Registration Statement on Form S-11/A filed September 27, 2024 and incorporated herein by reference)

31.1*

Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

† In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTVIEW REIT, INC.

Date: November 14, 2024	/s/ Stephen Preston
Stephen Preston
Chairman, Co-Chief Executive Officer and Co-President

Date: November 14, 2024	/s/ Randall Starr
Randall Starr
Co-Chief Executive Officer, Co-President and Director

Date: November 14, 2024	/s/ Timothy Dieffenbacher
Timothy Dieffenbacher
Chief Financial Officer, Treasurer and Secretary