Form 10-Q
period 2025-03-31
FrontView REIT, Inc.
filed 2025-05-15
CIK 1988494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

There were 19,085,926 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of May 13, 2025.

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

Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2025. The “Risk Factors” in our Annual Report on Form 10-K should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	Successor	Successor
	March 31, 2025	December 31, 2024
ASSETS
Real estate held for investment, at cost
Land	$341,353	$332,944
Buildings and improvements	412,869	386,462
Total real estate held for investment, at cost	754,222	719,406
Less accumulated depreciation	(43,659)	(40,398)
Real estate held for investment, net	710,563	679,008
Assets held for sale	13,950	5,898
Cash and cash equivalents	3,309	5,094
Intangible lease assets, net	115,583	114,868
Other assets	17,430	16,941
Total assets	$860,835	$821,809
LIABILITIES AND EQUITY
Liabilities
Debt, net	$310,214	$266,538
Intangible lease liabilities, net	16,053	14,735
Accounts payable and accrued liabilities	18,977	17,858
Total liabilities	345,244	299,131
Equity
FrontView REIT, Inc. equity
Common Stock, $0.01 par value 450,000,000 shares authorized, 17,519,863 shares issued and outstanding as of March 31, 2025	175	173
Additional paid-in capital	336,035	331,482
Accumulated deficit	(11,434)	(6,834)
Accumulated other comprehensive loss	(112)	—
Total FrontView REIT, Inc. equity	324,664	324,821
Non-controlling interests	190,927	197,857
Total equity	515,591	522,678
Total liabilities and equity	$860,835	$821,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Successor	Predecessor (1)
	For the three months ended March 31,
	2025	2024
Revenues
Rental revenues	$16,243	$15,259

Operating expenses
Depreciation and amortization	7,805	7,325
Property operating expenses	2,376	1,981
Property management fees	—	510
Asset management fees	—	1,034
General and administrative expenses	2,839	718
Total operating expenses	13,020	11,568

Other expenses (income)
Interest expense	4,497	6,695
Gain on sale of real estate	(467)	(388)
Impairment loss	428	591
Income taxes	102	162
Total other expenses	4,560	7,060
Net loss	(1,337)	(3,369)
Less: Net loss attributable to convertible non- controlling preferred interests	—	917
Less: Net loss attributable to non-controlling interests	504	—
Net loss attributable to NADG NNN Property Fund LP (Predecessor) and to FrontView REIT, Inc. (Successor)	$(833)	$(2,452)

Weighted average number of common shares outstanding
Basic	17,319,742	—
Diluted	27,822,826	—
Net loss per share attributable to common stockholders
Basic	$(0.06)	$—
Diluted	$(0.06)	$—

Comprehensive loss
Net loss	$(1,337)	$(3,369)
Other comprehensive loss
Change in fair value of interest rate swaps	(179)	—
Comprehensive loss	(1,516)	(3,369)
Less: Comprehensive loss attributable to convertible non- controlling preferred interests	—	917
Less: Comprehensive loss attributable to non-controlling interests	571	—
Comprehensive loss attributable to NADG NNN Property Fund LP (Predecessor) and to FrontView REIT, Inc. (Successor)	$(945)	$(2,452)

(1)
The Company determined that earnings per unit in the Predecessor period would not be meaningful to users of this filing, given the different unitholders in the Predecessor.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balances, December 31, 2024 (Successor)	$173	$331,482	$(6,834)	$—	$197,857	$522,678
Conversion of 229,200 OP Units to 229,200 shares of Common Stock	2	4,711	—	—	(4,713)	—
Stock-based compensation	—	615	—	—	—	615
Distributions declared ($0.215 per share and OP Unit)	—	—	(3,767)	—	(2,411)	(6,178)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(773)	—	—	773	—
Change in fair value of interest rate swaps	—	—	—	(112)	(67)	(179)
Net loss	—	—	(833)	—	(504)	(1,337)
Balances, March 31, 2025 (Successor)	$175	$336,035	$(11,434)	$(112)	$190,927	$515,591

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Partners' Capital	Total Equity
Balances, December 31, 2023 (Predecessor)	$—	$—	$—	$—	$197,071	$197,071
Accretion of non-controlling interests	—	—	—	—	(2,533)	(2,533)
Distributions	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	(2,452)	(2,452)
Balances, March 31, 2024 (Predecessor)	$—	$—	$—	$—	$192,082	$192,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,337)	$(3,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,708	7,325
Amortization of above/below market leases	711	439
Amortization of financing transaction and discount costs	395	1,056
Amortization of organization costs	97	—
Amortization of software costs	9	7
Net cash received from derivative settlements	102	—
Non-cash rental revenue adjustments	(87)	(279)
Gain on sale of real estate	(467)	(388)
Stock-based compensation	615	—
Impairment loss	428	591
Changes in operating assets and liabilities:
Other assets	(1,156)	123
Accounts payable and accrued liabilities	1,083	(2,915)
Net cash provided by operating activities	8,101	2,590

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate held for investment	(49,922)	(523)
Deposits on real estate held for investment	369	25
Deferred leasing costs and other additions to real estate held for investment	(307)	(346)
Net proceeds from sale of real estate held for investment	2,016	6,420
Net proceeds from expropriation	559	85
Additions to software costs	—	(6)
Net cash (used in) provided by investing activities	(47,285)	5,655

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from non-controlling convertible preferred interests	—	108
Proceeds from debt	43,500	—
Repayment of debt	—	(9,330)
Financing transaction costs	—	(405)
Deferred offering costs	—	(913)
Cash distributions paid to stockholders	(3,837)	—
Cash distributions paid to Preferred Unit holders	—	(4)
Cash distributions paid to non-controlling convertible preferred interests	—	(1,633)
Cash distributions paid to non-controlling interests	(2,264)	—
Net cash provided by (used in) financing activities	37,399	(12,177)
Net decrease in cash and cash equivalents during the period	(1,785)	(3,932)
Cash and cash equivalents, beginning of period	5,094	17,129
Cash and cash equivalents, end of period	$3,309	$13,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Successor	Predecessor
	For the three months ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,019	$5,648
Non-cash disclosures of non-cash investing and financing activities:
Deferred rent receivable classified as assets held for sale	$—	$4
Accrued real estate development and improvement costs	$1,359	$1,477
Accrued deferred leasing fees	$174	$641
Accrued deferred offering costs	$—	$320
Conversion of OP Units to Common Stock and additional paid-in capital	$4,713	$—
Distributions payable to convertible non-controlling preferred interests	$—	$1,616
Dividends payable	$6,178	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS DESCRIPTION

All amounts expressed in these condensed consolidated financial statements are in United States (“U.S.”) currency.

FrontView REIT, Inc. (the “Company” or “Successor”) was formed on June 23, 2023 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) commencing with its short taxable year ended December 31, 2024. FrontView Operating Partnership LP (the “OP”) is the entity through which the Company conducts its business and owns all of the Company's properties either directly or indirectly through subsidiaries. Upon the closing of the initial public offering ("IPO") on October 3, 2024, the Company is the sole general partner of the OP. The units not owned by the Company in the OP are referred to as OP Units or non-controlling interests.

The Company is an internally-managed net-lease REIT that acquires, owns and manages primarily properties with frontage that are net leased to a diversified group of tenants. The Company is differentiated by an investment approach focused on properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers. As of March 31, 2025, the Company owned a well-diversified portfolio of 323 properties with direct frontage across 37 U.S. states.

NADG NNN Property Fund LP (the “Predecessor”) was formed on January 6, 2016, to provide investors with the opportunity to invest in a portfolio of high quality, primarily single tenant net leased properties located in the U.S. NADG NNN Operating LP (the “Sub OP”) was the entity through which the Predecessor conducted its business and owned (either directly or through subsidiaries) all of the Predecessor’s properties. The Predecessor had a 72.89% ownership interest in the Sub OP prior to the formation transactions on October 2, 2024 described below. The remaining ownership in the Sub OP were held as convertible non-controlling preferred interests (“Sub OP Preferred Units”).

Prior to October 2, 2024, the Predecessor was externally managed by North American Realty Services LLLP (“NARS”) and affiliates. NARS and the Predecessor were related parties (see Note 13) and the Company’s Co-CEOs and COO were employees of NARS.

Formation Transactions

On October 2, 2024, the Predecessor effected a 250-for-1 split with no fractional units being issued that was approved by the Predecessor's general partner and executive committee, on its then outstanding 30,078 common units. After adjusting for the split, the Predecessor had 7,519,500 common units outstanding.

On October 2, 2024, the Company, through a series of REIT contribution transactions and completion of the internalization of the external management functions (“Internalization”), created an umbrella partnership real estate investment trust (“UPREIT”) structure with a publicly-traded REIT that is internally managed and owns all of its assets and conducts all of its business through the OP. Pursuant to the contribution agreements, (1) common unit holders of the Predecessor (or the owners of such holders) exchanged their common units (or interest in such holders) for OP Units or common stock, $0.01 per value per share (“Common Stock”) of the Company on a one-for-one basis and (2) Sub OP Preferred Unit holders (or the owners of such holders) exchanged their interests in the Sub OP (or interest in such holders) for OP Units.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	March 31, 2025			December 31, 2024
	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership Interest	17,519,863	10,302,963	27,822,826	17,290,663	10,532,163	27,822,826
Percent Ownership of OP	63.0%	37.0%	100.0%	62.1%	37.9%	100.0%

2. ACCOUNTING POLICIES FOR FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange

Commission (the “SEC”). The condensed consolidated financial statements include the financial position, results of operations and cash flows of the Company and subsidiaries in which it has a controlling financial interest. All intercompany amounts have been eliminated in consolidation and the Company’s net income is reduced by the portion of net income attributable to non-controlling interests.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025, which provide a more complete understanding of the Company's accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2025 and March 31, 2024 are not necessarily indicative of the results for the full year.

Generally, a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a voting interest entity (“VOE”) in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affects its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. The Company has concluded that the OP is a VIE and consolidates its interest in the OP as the Company is deemed to be the primary beneficiary. The portion of the OP not owned by the Company is presented as non-controlling interests as of March 31, 2025 and December 31, 2024.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate and related intangible assets and liabilities upon acquisition, including the assessment of impairments, as well as depreciable lives, and the collectability of trade receivables. On an on-going basis, the Company's chief operating decision makers review the estimates and assumptions. These estimates are based on historical experience and various other assumptions that the Company's chief operating decision makers believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

In the event a tenant terminates its lease, the unamortized portion of the related intangible values is written off immediately.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the asset:

Asset	Estimated useful lives
Buildings and improvements	16 – 54 years
Site improvements	4 – 28 years
Tenant improvements	Shorter of the lease term or useful life
In-place leases and origination costs	Remaining lease term
Leasing fees	Remaining lease term
Above- and below-market leases	Remaining lease term

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the real estate properties, including the related intangible lease assets and liabilities, as well as straight-line revenue recognition of the associated lease. Properties held for sale are carried as the lower of cost or fair value, less estimated selling costs. If the estimated fair value less selling costs is lower than the carrying value, the difference will be recorded as an impairment on assets held for sale in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025 and December 31, 2024, there were five and four properties classified as held for sale, respectively. For the three months ended March 31, 2025, $0.4 million of impairment was recorded. For the three months ended March 31, 2024, $0.6 million of impairment was recorded. The Company estimated the fair value of the assets held for sale using Level 2 and Level 3 inputs based on the negotiated selling price, less costs of disposal, received from a third party and a capitalized fair value approach, less costs of disposal, based on market rents and capitalization rates from comparable transactions, respectively. The results of operations for properties disposed of or classified as held for sale were not reclassified as discontinued operations as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations.

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

During the three months ended March 31, 2025 and March 31, 2024, the Company recorded no impairment losses on real estate held for investment. The Company determined the fair value measurement using a range of significant unobservable inputs, including broker market information and recent comparable sales transactions.

Revenue Recognition and Accounts Receivable

The Company accounts for leases in accordance with ASC 842, Leases ("ASC 842"). For property related contracts that contain leases, revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. At the time of lease assumption or inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the property lease classification.

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

As of March 31, 2025 and December 31, 2024, all of the Company's leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases and reasonably certain renewal periods. The difference between rental revenue recognized and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of other assets in the condensed consolidated balance sheets. If the Company determines that collectability of the lease payments is not probable, the Company records an adjustment to rental revenues to reduce the outstanding receivables where collectability is not probable including deferred rent receivables. Future revenue recognized is limited to amounts paid by the lessee.

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

For the three months ended March 31, 2025, and March 31, 2024, the Company had no individual tenants or common franchises that accounted for more than 10% of rental revenues, excluding lease termination fees.

In accordance with ASC 842, provisions for uncollectible rent are recorded as an offset to rental revenues in the accompanying condensed consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents

Cash and cash equivalents comprise amounts held in operating bank and money market accounts.

Financing Transaction and Discount Costs

Financing transaction costs incurred in connection with obtaining debt are deferred and amortized over the term of the related debt. For any debt acquired at a discount, where the fair value of debt is less than the carrying amount, the fair value discount is amortized over the term of the related debt using the effective interest method. The amortization of financing transaction costs and fair value discount is charged to interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss. The unamortized balance of deferred financing transaction costs associated with the revolving credit facility and term loan are reported within other assets and debt, net, respectively, in the condensed consolidated balance sheets.

Derivative Instruments

The Company uses derivative instruments to manage exposure to interest rates. The Company does not enter into derivatives for trading or speculative purposes.

All derivatives are recognized at fair value on the Company’s condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.

Certain interest rate swap agreements are qualified and designated as cash flow hedges. The effective portion of the fair value unrealized gain or loss on cash flow hedges is reported as a component of Accumulated other comprehensive income ("AOCI") with offsetting amounts recorded in the Company’s condensed consolidated balance sheets depending on the position and the duration of the contract. The gain or loss on the derivative instrument due to the change in fair value is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

Initial Public Offering Costs

Prior to the close of the IPO on October 3, 2024, the Predecessor incurred and capitalized certain direct, incremental legal, professional, accounting and other third-party fees in connection with the IPO. The deferred IPO costs were offset against IPO proceeds, and reclassified as a component of additional paid-in capital on the condensed consolidated balance sheets and condensed consolidated statements of equity upon consummation of the offering.

Non-Controlling Interests

Non-controlling interests represent the interests held in the OP of 37.0% as of March 31, 2025, by third parties and related parties involved in the Internalization which are accounted for as a separate component of equity.

The Company periodically adjusts the carrying value of non-controlling interests to reflect their share of the book value of the OP. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interests in the condensed consolidated statements of equity.

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

Stock-Based Compensation

The Company has issued restricted stock units ("RSUs") under its 2024 Omnibus Equity and Incentive Plan (“Equity and Incentive Plan”). The Company accounts for stock-based incentives in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation expense be recognized based on the awards estimated grant date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss over the appropriate vesting period on a straight-line basis or at the cumulative amount vested at each balance sheet date, if greater. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on RSUs issued under the Equity and Incentive Plan are recorded as cumulative distributions in excess of retained earnings in the condensed consolidated balance sheets.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to continue to qualify as a REIT. To qualify as a REIT, the Company is subject to various requirements including that it generally must distribute at least 90% of its taxable income (other than net capital gain) to its shareholders as dividends. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income (including net capital gain) and to a 4% non-deductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed taxable income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost, unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2025, the Company believes it is in compliance with all applicable REIT requirements.

For the three months ended March 31, 2025 and March 31, 2024, the Company has distributed 100% of its taxable income and, therefore, is not required to pay any federal income tax on its own taxable income.

The Company is subject to state and local income or franchise taxes in certain jurisdictions in which some of its properties are located and records these within income taxes in the accompanying condensed consolidated statements of operations and comprehensive loss.

Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three months ended March 31, 2025 and March 31, 2024.

The Company and certain of its subsidiaries (including the Predecessor) are required to file income tax returns with U.S. federal and state taxing authorities. As of March 31, 2025, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2023 and 2024 tax years, and the Predecessor’s U.S. U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2021 through 2024 tax years.

Earnings Per Share

Earnings per common share have been computed pursuant to the guidance in ASC 260, Earnings Per Share, which requires the classification of the Company’s unvested shares of restricted Common Stock, which contain rights to receive non-forfeitable dividends as participating securities requiring the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of Common Stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company's calculation of earnings per share excludes the income attributable to unvested shares of restricted Common Stock from the numerator of the calculation and the weighted average shares of Common Stock and potentially dilutive securities in accordance with the treasury stock method and /or if converted method.

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

The Company measures the fair value of its interest rate swap agreements using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from the observable market interest rate curves.

Level 3– Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of the Company's debt was entered into in the quarters ended March 31, 2025, and December 31, 2024, post IPO. Given all of the Company's debt accrues interest at a variable rate as of March 31, 2025 and December 31, 2024, the carrying amounts approximate fair value.

The Company has financial instruments which include cash and cash equivalents, other assets, and accounts payable and accrued liabilities, which are carried at amortized cost and approximate their fair value unless otherwise noted.

Subsequent Events

The Company evaluates subsequent events for disclosure in these condensed consolidated financial statements through the date of which these condensed consolidated financial statements were available to be issued.

Recently Adopted Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU enhances expense disclosures on both an annual and interim basis by requiring public business entities to disclose additional information about specific expense categories in the notes to the condensed consolidated financial statements. This ASU requires public entities to disclose, in a tabular format, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, for each income statement line item that contains those expenses. Specific expenses, gains and losses that are already disclosed under existing US GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts will need to be described qualitatively. Additionally, the ASU requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of adopting this ASU.

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

As of March 31, 2025 and December 31, 2024, the Company had a portfolio of 323 and 307 real estate properties, respectively. The average remaining lease term for real estate properties owned by the Company as of March 31, 2025 and December 31, 2024 was approximately 7.4 years and 7.4 years, respectively.

During the three months ended March 31, 2025, the Company acquired 17 properties for an aggregate purchase price of $49.9 million. The majority of properties acquired during the three months ended March 31, 2025, were leased at acquisition with an average remaining lease term of approximately 12.7 years.

During the year ended December 31, 2024, the Company acquired 29 properties for an aggregate purchase price of $104.2 million. The majority of properties acquired during the year ended December 31, 2024, were leased at acquisition with an average remaining lease term of approximately 11.3 years.

The acquisitions were all accounted for as asset acquisitions. The Company allocated the purchase price of these properties to the fair values of the assets and liabilities assumed, which is summarized in the following table:

	Successor	Successor
(in thousands)	March 31, 2025	December 31, 2024
Land	$12,357	$28,597
Buildings	29,593	51,138
Site improvements	2,693	8,423
Other assets	42	340
Intangible assets:
Above-market leases	1,567	7,311
In-place leases and origination costs	5,874	10,846
	52,126	106,655
Liabilities assumed:
Below-market leases intangible liabilities	(2,147)	(1,649)
Accounts payable and accrued liabilities	(57)	(822)
Purchase price (including acquisition costs)	$49,922	$104,184

During the three months ended March 31, 2025, the Company sold one real estate property and received proceeds for the expropriation from the state for a portion of real estate from one property for $2.1 million and $0.6 million respectively. The Company received net proceeds of $2.0 million from the property sale after paying closing costs of $0.1 million and $0.6 million from the expropriation. The aggregate cost and associated accumulated depreciation and amortization of the property sold, at the date of sale, was $2.1 million and $0.1 million respectively. The aggregate cost of the portion of the property that was expropriated was $0.1 million.

During the year ended December 31, 2024, the Company sold five real estate properties for $11.0 million. The Company received net proceeds of $10.1 million after paying closing costs of $0.9 million and recorded a gain on sale of $0.3 million. The aggregate cost and associated accumulated depreciation and amortization of the properties sold, at the date of sales, were $10.2 million and $0.7 million respectively.

The depreciation expense on real estate held for investment was as follows:

	Successor	Predecessor
	For the three months ended March 31,
(in thousands)	2025	2024
Depreciation	$3,658	$2,945

The following table summarizes amounts reported as rental revenues on the accompanying condensed consolidated statements of operations and comprehensive loss:

	Successor	Predecessor
	For the three months ended March 31,
(in thousands)	2025	2024
Revenues:
Contractual rental amounts billed	$16,679	$14,818
Adjustment to recognize contractual rental amounts on a straight-line basis	122	331
Variable rental amounts earned	55	443
Above/below market lease amortization, net	(711)	(439)
Other income	98	106
Total rental revenues	$16,243	$15,259

Total estimated future minimum rents to be received under non-cancelable tenant leases in effect as of March 31, 2025, are as follows:

(in thousands)

2025 (Remaining)	$46,521
2026	60,477
2027	56,464
2028	50,729
2029	46,620
2030	41,012
Thereafter	234,879
$536,702

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

4. INTANGIBLE ASSETS AND LIABILITIES

The following is a summary of intangible lease assets and liabilities and related accumulated amortization:

(in thousands) As of March 31, 2025	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$142,925	$64,378	$78,547
Above-market leases	53,098	22,799	30,299
Leasing fees	7,236	499	6,737
Total intangible lease assets	$203,259	$87,676	$115,583

Intangible lease liabilities:
Below-market leases	$27,625	$11,572	$16,053
Total intangible lease liabilities	$27,625	$11,572	$16,053

(in thousands) As of December 31, 2024	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$138,256	$60,773	$77,483
Above-market leases	51,871	21,385	30,486
Leasing fees	7,235	336	6,899
Total intangible lease assets	$197,362	$82,494	$114,868

Intangible lease liabilities:
Below-market leases	$25,607	$10,872	$14,735
Total intangible lease liabilities	$25,607	$10,872	$14,735

The amortization and net adjustment to rental revenue of intangible lease assets and liabilities was as follows:

	Successor	Predecessor
	For the three months ended March 31,
(in thousands)	2025	2024
Amortization:
Amortization of in-place leases and leasing fees	$4,050	$4,380

Net adjustment to rental revenue:
Above-market and below-market leases	$711	$439

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2025 and December 31, 2024 by category are as follows:

Years remaining as at	March 31, 2025	December 31, 2024
In-place leases and origination costs	9.5	9.1
Leasing fees	11.7	12.0
Above-market leases	7.8	8.2
Below-market leases	10.3	10.5

The estimated future amortization expense for intangible lease assets, net of intangible lease liabilities, are as follows:

(in thousands)

2025 (Remaining)	$13,463
2026	16,762
2027	14,100
2028	11,387
2029	9,598
2030	7,260
Thereafter	26,960
$99,530

5. DEBT, NET

	As of March 31, 2025
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	Adjusted SOFR + 1.20% *	$112,000
Term Loan	(b)	3-Oct-2027	Adjusted SOFR + 1.20% *	200,000
Unamortized financing transaction, Term Loan				(1,786)
				$310,214

* The approximate SOFR rate at March 31, 2025 was 4.41%, plus a 10 basis point adjustment (“Adjusted SOFR”).

	As of December 31, 2024
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	Adjusted SOFR + 1.20% **	$68,500
Term Loan	(b)	3-Oct-2027	Adjusted SOFR + 1.20% **	200,000
Unamortized financing transaction costs, Term Loan				(1,962)
				$266,538

** The approximate SOFR rate at December 31, 2024 was 4.37%, plus a 10 basis point adjustment (“Adjusted SOFR”).

As of March 31, 2025 and December 31, 2024, the weighted average interest rate was 5.62% and 5.65%, respectively.

The aggregate principal repayment of the Company’s debt, excluding the unamortized financing transaction costs of $1.8 million, due in each of the years under the remaining term, are as follows:

(in thousands)

2025 (remaining)	$—
2026	—
2027	312,000
$312,000

(a)
Revolving Credit Facility

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank, N.A., which provides for an unsecured revolving line of credit of $250.0 million, including $20.0 million available for issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility has a three-year term expiring on October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of 0.125% fee on the aggregate outstanding amount of the revolving commitments. Borrowings under the Revolving Credit Facility bear interest at floating rates based on adjusted SOFR plus an applicable margin based on the Company's leverage ratio ranging between 1.20% and 1.75% per annum. As of March 31, 2025 and December 31, 2024, the applicable margin was 1.20% as of each date. The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments. The commitment fee is payable quarterly in arrears on the first day of each calendar quarter and is included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

(b)
Term Loan

On October 3, 2024, the Company entered into a Term Loan Agreement ("Term Loan") with JPMorgan Chase Bank N.A. as administrative agent that provided commitments for an unsecured Term Loan, allowing borrowings of up to $200.0 million. The Term Loan is available to be drawn until October 2025 and has an initial maturity of October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of a 0.125% fee on the aggregate outstanding principal amount of the Term Loan. The Term Loan bears interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio ranging between 1.20% and 1.75% per annum. As of March 31, 2025 and December 31, 2024, the applicable margin was 1.20% as of each date.

Debt Covenants

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its Revolving Credit Facility and Term Loan agreements. These covenants require the Company to maintain certain financial ratios. As of March 31, 2025 and December 31, 2024, the Company believes it was in compliance with all of its loan covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification.

6. INTEREST RATE SWAPS

The Company uses derivative instruments to manage exposures to interest rates arising in connection with its outstanding debt arrangements. The Company has established policies and procedures that govern the risk management of these exposures. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable.

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of March 31, 2025. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the condensed consolidated balance sheets at fair value.

Cash Flow Hedge

On March 3, 2025, the Company entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.664%, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instruments due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the three months ended March 31, 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

The Company expects a gain of $1.2 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss consisted of the following:

		Reclassification from Accumulated Other Comprehensive Loss
(in thousands) For the three months ended March 31,	Amount of Loss Recognized in Accumulated Other Comprehensive Loss	Location	Amount of Gain	Total Interest Expense Presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss
2025	$179	Interest expense	$—	$4,497

The table below shows the fair value and location of the derivatives recognized in the Company’s condensed consolidated balance sheets:

March 31, 2025
(in thousands) Designated as hedging instruments	Accounts payable and accrued liabilities
Interest rate swap agreement	$179
Total	$179

7. EQUITY

On October 3, 2024, the Company completed its IPO and issued 13,200,000 shares of Common Stock at an initial public offering price of $19.00 per share (“IPO Price”) and received net proceeds of $233.9 million, which were net of underwriter fees and commissions of $16.9 million. As part of the IPO, the underwriters were granted an option, exercisable within 30 days from October 3, 2024, to purchase up to an additional 1,980,000 shares of Common Stock at the IPO Price, less underwriting discounts and commissions. On October 23, 2024, the underwriters partially exercised their option by purchasing an additional 1,090,846 shares of Common Stock. The Company received net proceeds of $19.3 million, which were net of underwriter fees and commissions of $1.4 million.

Pursuant to the Company's Articles of Incorporation (the “Charter”), the Company is authorized to issue an aggregate of 450,000,000 shares of Common Stock with a par value of $0.01 per share and 50,000,000 shares of preferred stock with a par value of $0.01 per share. The Company's board of directors, without any action by our stockholders, may amend the Company's Charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that the Company has authority to issue.

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

On March 18, 2025, the Board of Directors declared a quarterly dividend of $0.215 per share of Common Stock and OP Unit to holders of record as of March 31, 2025, payable on or before April 15, 2025.

8. NON-CONTROLLING INTERESTS

In connection with the REIT contribution transactions and Internalization, non-controlling interests are comprised of the Predecessor's common units, the convertible non-controlling preferred interests (Sub OP Preferred Units), OP units issued in the Internalization (See Note 9), and Preferred Units.

The OP Units are economically equivalent to the Company's Common Stock and, subject to certain restrictions, are redeemable into the Company's Common Stock at the option of the respective unit holders on a one-for-one basis. Holders of the OP Units do not have voting rights in the Company. The OP Units are redeemable at the option of the holder, in which case however, the Company may issue Common Stock or cash, at the Company’s election. Therefore, the OP Units are considered to be permanent equity. Redemption of OP Units held by non-controlling interest holders are recorded by reducing non-controlling interest at historical cost basis with a corresponding increase in Common Stock and additional paid-in capital.

For the three months ended March 31, 2025, there were 229,200 OP Units redeemed which the Company settled by issuing 229,200 shares of Common Stock.

9. INTERNALIZATION

On October 2, 2024, the Company completed the Internalization and the Company's management team and corporate staff, who were previously employed by NARS, became employees of a subsidiary of the OP. The management and other fees in the Predecessor's Sub OP agreement were terminated, and the Company acquired the assets necessary to operate and manage the portfolio of properties. The purchase price of the Internalization was 931,490 OP Units with a fair value of $17.7 million. This was allocated to:

(a) Termination of the management arrangement of $16.5 million, which is included in internalization expense on the accompanying condensed consolidated statements of operations and comprehensive loss;

(b) Assembled work force of $1.2 million, which is included in other assets in the accompanying condensed consolidated balance sheets;

(c) Right-of-use lease asset and liability of an operating lease of office space of $0.6 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2025, the Company recorded amortization of the assembled work force of $0.1 million. This is included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

10. STOCK-BASED COMPENSATION

The Company granted one-time RSUs on October 2, 2024 and annual RSUs on March 31, 2025. The total amount of stock-based compensation expense recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.6 million for the three months ended March 31, 2025. As of March 31, 2025, the remaining unamortized stock-based compensation expense totaled $14.1 million, and these awards are expected to be recognized over a remaining weighted average period of 2.3 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

One-time grant of RSUs

Pursuant to the Equity and Incentive Plan, the Company made one-time grant of service-based RSUs on October 2, 2024 to certain employees and non-employee directors. The RSUs have no rights as a common stockholder, but have dividend equivalent rights equal to the cash dividends paid with respect to the corresponding number of common shares to be issued in respect of the RSUs. The vesting terms of these grants are specific to the individual grant, with a maximum term of 5 years, are subject to the holder's continued service through the applicable vesting dates and the terms of the individual grant agreements. These grants vest over a remaining weighted average period of 2.4 years. The weighted average value of grants during the year ended December 31, 2024, was $19.00, which was based on the market price per share of the Company's Common Stock on the grant date.

Annual grant of RSUs

Pursuant to the Equity and Incentive Plan, the Company has made annual grant of service-based RSUs on March 31, 2025 to certain employees. The RSUs have no rights as a common stockholder, but have dividend equivalent rights equal to the cash dividends paid with respect to the corresponding number of common shares to be issued in respect of the RSUs. The vesting terms of these grants are specific to the individual grant, with a maximum term of 4 years, are subject to the holder's continued service through the applicable vesting dates and the terms of the individual grant agreements. These grants vest over a remaining weighted average period of 2.1 years. The weighted average value of grants during the three months ended March 31, 2025, was $13.41, which was based on the 10-day volume weighted average price per share of the Company's Common Stock on the grant date.

The following table presents information about the Company's RSU activity during the three months ended March 31, 2025:

	March 31, 2025
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding at beginning of period	556	$19.00
Granted during the period	356	13.41
Vested during the period	—	—
Forfeited during the period	—	—
Unvested RSU grants outstanding at end of period	912	$16.82

11. EARNINGS PER SHARE

The following table summarizes the components used in the calculation of basic and diluted earnings per share ("EPS"):

(in thousands, except per share amounts)	Three months ended March 31, 2025
Basic earnings:
Net loss attributable to FrontView REIT, Inc. common shareholders	$(833)
Less: loss allocated to participating unvested restricted stock units	(196)
Net loss used to compute basic earnings per common share	$(1,029)

Diluted earnings:
Net loss used to compute basic earnings per common share	$(1,029)
Add: net loss attributable to non-controlling interests	(504)
Net earnings used to compute diluted earnings per common share	$(1,533)

Weighted average number of common shares outstanding	17,876
Less: weighted average unvested restricted stock units (1)	(556)
Weighted average number of common shares outstanding used in basic earnings per common share	17,320
Add: effects of convertible OP Units (2)	10,503
Weighted average number of common shares outstanding used in diluted earnings per common share	27,823

Basic and Diluted earnings per share	$(0.06)

(1)
Represents the weighted average effects of 912 unvested RSUs of Common Stock as of March 31, 2025, which will be excluded from the computation of earnings per share until they vest.
(2)
Represents the weighted average effects of 10,303 OP Units outstanding at March 31, 2025.

12. OTHER ASSETS

	Successor	Successor
(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable, net	$2,516	$1,960
Deferred rent receivables	9,091	8,969
Deferred financing transaction costs, net	2,233	2,452
Prepaid expenses and other assets	3,590	3,560
Total other assets	$17,430	$16,941

13. RELATED PARTY TRANSACTIONS

Predecessor transactions

Related parties consist of the Predecessor’s general partner, their employees, officers, directors and parties related to them and entities under their control. In addition to disclosures elsewhere in these condensed consolidated financial statements:

(a)
During the three months ended March 31, 2024, the Predecessor incurred asset management fees of $1.0 million and property management fees and direct costs of $0.5 million, payable to NARS.
(b)
On October 2, 2024, the Company completed the Internalization and issued 931,490 OP Units as consideration (See Note 9).

Successor transactions

(a)
For the three months ended March 31, 2025, the Company incurred outsourcing service fees of $0.2 million to North American Asset Management Corp. (“NAAM”), an affiliate of the Predecessor. The services are limited to property accounting and human resources support. As of March 31, 2025, the Company had a payable to NAAM relating to these fees of $0.1 million.

14. CONTINGENCIES

Litigation

From time to time, the Company is a party to various litigation matters incidental to the conduct of the Company’s business. While the resolution of such matters cannot be predicted with certainty, based on currently available information, the Company does not believe that the final outcome of any of these matters will have a material effect on its condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss or liquidity.

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

As of March 31, 2025, the Company did not have any material commitments that could not be funded for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

15. SUBSEQUENT EVENTS

The Company identified the following events subsequent to March 31, 2025 that are not recognized in the accompanying condensed consolidated financial statements:

(a)
On April 15, 2025, the Company paid distributions in the aggregate amount of $6.2 million.
(b)
On May 13, 2025, the Board of Directors declared a quarterly distribution of $0.215 per share on the Company's Common Stock and OP Units for the quarter ended June 30, 2025, which will be payable on or before July 15, 2025 to stockholders and unitholders of record as of June 30, 2025.
(c)
Subsequent to March 31, 2025, the Company continued to expand its operations through the acquisition of approximately $3.6 million of additional rental property and associated intangible assets and liabilities.
(d)
Subsequent to March 31, 2025, the Company sold one property with a carrying value of approximately $2.0 million for total proceeds of $2.8 million. The Company incurred additional expenses related to the sales of approximately $0.2 million, resulting in a gain on sale of real estate of approximately $0.6 million.
(e)
Subsequent to March 31, 2025, the Company borrowed $6.5 million on the Revolving Credit Facility, the proceeds of which were used to fund investments and for other general corporate purposes.

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
•
“Contribution Agreements” means (i) the Contribution Agreement, dated as of the closing date of our initial public offering, by and between certain individual investors in our predecessor and the OP, (ii) the Contribution Agreement, dated as of the closing date of our initial public offering, by and between the individual investors in one of the Subsidiary REITs and the OP, (iii) the Contribution Agreement, dated as of the closing date of our initial public offering, by and between one of the Canadian Investment Entities and the OP, and (iv) the Contribution Agreement, dated as of our closing date of our initial public offering, by and between the other Canadian Investment Entity and the OP;
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
•
“Revolving Credit Facility” means our $250 million unsecured revolving credit facility under a credit agreement that became effective concurrently with the completion of our initial public offering;
•
“SOFR” means the Secured Overnight Financing Rate, which is a new index calculated by short-term repurchase agreements, backed by Treasury securities;
•
“Term Loan” means our $200 million unsecured term loan under a credit agreement that became effective concurrently with the completion of our initial public offering; and
•
“we,” “our,” “us,” “FrontView,” and “Company” mean FrontView REIT, Inc., a Maryland corporation, together with its consolidated subsidiaries, including the OP, after giving effect to the REIT Contribution Transactions and Internalization, except where it is clear from the context that the term only means FrontView REIT, Inc. before giving effect to such transactions.

Overview

We are an internally-managed net-lease REIT that is experienced in acquiring, owning and managing properties that are net leased to a diversified group of tenants. We are a growing net-lease REIT and own a well-diversified portfolio of 323 properties with frontage across 37 U.S. states as of March 31, 2025. Our tenants include service-oriented businesses, such as restaurants, cellular stores, financial institutions, automotive stores and dealers, medical and dental providers, convenience and gas stores, pharmacies, car washes, home improvement stores, grocery stores, fitness operators, professional services as well as general retail tenants.

We currently derive a majority of our revenue from rents received from individual tenants of each of our properties in our portfolio. Our properties are typically leased under long-term net leases. As of March 31, 2025, the ABR weighted average remaining term of our leases was approximately 7.4 years, excluding renewal options. Approximately 97.9% of our leases (based on ABR) had contractual rent escalations, including, in some cases, pursuant to option terms. As of March 31, 2025, we had 329 tenants that represented 151 different brands. Our top 10 tenant brands (based on ABR) represented approximately 22.6% of our portfolio ABR as of March 31, 2025.

In connection with our initial public offering on October 2, 2024, we completed the Internalization pursuant to which we began directly employing 15 employees and entered into employment agreements with each of our named executive officers. In addition, the Internalization eliminated the management and other fees and carried interest provisions that were previously paid by our predecessor. The historical results of operations for our predecessor through October 2, 2024, include the payment of management fees that we no longer pay following the Internalization and do not include the direct compensation expense associated with our aforementioned approximately 15 employees, or other asset management, acquisition or general and administrative expenses not previously incurred based upon our externally managed structure.

As of March 31, 2025, we had total debt of $312.0 million, Net Debt of $308.7 million and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.7x. Over time we plan to target a net debt to annualized adjusted EBITDAre ratio below 6.0x on a sustained basis. Net Debt and Annualized Adjusted EBITDAre are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Our Real Estate Investment Portfolio

To achieve an appropriate risk-adjusted return, we intend to maintain a highly-diversified portfolio of properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers and maintain diversity across geographic locations, tenants, and brands and that have cross-diversification within each. We discuss below our portfolio diversification based on several different metrics and information provided as of March 31, 2025.

Diversification by Tenant Brand

We primarily seek tenants that operate service-oriented businesses, such as restaurants, cellular stores, financial institutions, automotive stores and dealers, medical and dental providers, convenience and gas stores, pharmacies, car washes, home improvement stores, grocery stores, fitness operators, professional services as well as general retail tenants. As of March 31, 2025, our properties were occupied by 329 tenants that operated 151 different brands, with no single tenant brand accounting for more than 3.1% of our ABR.

The following table sets forth information with respect to each of our top 40 tenant brands (based on ABR) as of March 31, 2025:

(in thousands, except for percentages and # of Properties)

Tenant Brand	# of Properties(1)	Square Feet	ABR	% of ABR	% of Square Feet
Dollar Tree	12	135	$1,927	3.1%	5.2%
Fast Pace Urgent Care	8	29	1,727	2.8%	1.1%
Verizon	8	35	1,650	2.7%	1.4%
Adams Auto Group	3	29	1,412	2.3%	1.2%
Oak Street Health	5.5	66	1,317	2.1%	2.6%
IHOP	6	33	1,226	2.0%	1.3%
Mammoth Car Wash	6	22	1,205	1.9%	0.9%
Raising Canes	6	21	1,201	1.9%	0.8%
Bank of America	5	26	1,195	1.9%	1.0%
LA-Z-Boy	3	54	1,152	1.9%	2.1%
CVS	4	42	1,081	1.7%	1.6%
AT&T	4	24	1,063	1.7%	0.9%
T-Mobile	7.5	26	1,030	1.7%	1.0%
Chili's	3	18	973	1.6%	0.7%
Wendy's	7	21	942	1.5%	0.8%
PNC Bank	5	29	935	1.5%	1.1%
Wells Fargo	2.5	13	871	1.4%	0.5%
Advance Auto Parts	7	66	857	1.4%	2.6%
Walgreens	3	38	854	1.4%	1.5%
St. Joseph Hospice	2	37	849	1.4%	1.4%
Heartland Dental	5	20	809	1.3%	0.8%
Burger King	5	20	765	1.2%	0.8%
Lowe's Home Improvement	1	168	750	1.2%	6.6%
VASA Fitness	0.5	50	704	1.1%	2.0%
Charles Schwab	1	9	696	1.1%	0.4%
Aspen Dental	4.5	20	679	1.1%	0.8%
Parachute Plasma	2	14	664	1.1%	0.5%
WSS	2	25	649	1.0%	1.0%
Wellnow	4	15	635	1.0%	0.6%
Walmart	1	212	632	1.0%	8.3%
Best Buy	1	45	613	1.0%	1.8%
Andy's Frozen Custard	4	8	610	1.0%	0.3%
Edge Fitness	1	53	605	1.0%	2.1%
Chase Bank	2.5	13	604	1.0%	0.5%
Floor & Decor	1	80	600	1.0%	3.1%
LA Fitness	2	34	600	1.0%	1.3%
Applebee's	3	15	574	0.9%	0.6%
Stop & Shop Gas	3	0	563	0.9%	0.0%
Buffalo Wild Wings	2	12	560	0.9%	0.5%
7-Eleven	4	11	545	0.9%	0.4%
Other	166	972	25,733	41.4%	37.9%
Total	323	2,560	$62,057	100.0%	100.0%

(1)	Includes two-tenant properties.

Diversification by Tenant Industry

The following chart shows a breakdown of our ABR by the tenant industries that comprised our portfolio as of March 31, 2025:

Industry Pie Chart

Diversification by Geography

As of March 31, 2025, our outparcel properties were located in 117 MSAs in 37 U.S. states, with no single state exceeding 14.2% of our ABR.

ME
3
MN
7
ID
1
SD
1
WI
2
NY
8
1
MA
MI
8
NV
1
NE
2
1
RI
PA
8
10
NJ
3
CT
UT
2
CO
3
IL
36
IN
16
OH
22
KS
6
MO
10
WV
1
VA
15
7
MD
KY
8
AZ
7
OK
9
NC
17
TN
17
AR
1
SC
10
AL
11
GA
24
MS
2
TX
24
LA
4
FL
15
323
PROPERTIES
37
STATES

The following table sets forth information with respect to geographic diversification by state in our portfolio (based on ABR) as of March 31, 2025:

(in thousands, except for percentages and # of Properties)

State	# of Properties(1)	Square Feet	ABR	% of Square Feet	% of ABR
IL	36	379	$8,814	14.8%	14.2%
TX	24	134	4,891	5.2%	7.9%
GA	24	150	4,426	5.9%	7.1%
NC	17	94	3,353	3.7%	5.4%
OH	22	131	3,166	5.1%	5.1%
TN	17	93	3,133	3.6%	5.0%
IN	16	85	2,770	3.3%	4.5%
PA	8	145	2,502	5.7%	4.1%
VA	15	76	2,445	2.9%	3.9%
FL	15	99	2,323	3.9%	3.7%
NY	8	242	2,095	9.4%	3.4%
AL	11	49	1,783	1.9%	2.9%
MO	10	60	1,714	2.3%	2.8%
SC	10	73	1,588	2.9%	2.6%
NJ	10	55	1,499	2.1%	2.4%
AZ	7	43	1,490	1.6%	2.4%
MN	7	72	1,445	2.8%	2.3%
OK	9	48	1,416	1.8%	2.3%
MI	8	49	1,408	1.9%	2.3%
MD	7	50	1,406	2.0%	2.3%
LA	4	47	1,210	1.8%	1.9%
KY	8	40	1,067	1.6%	1.7%
ME	3	186	1,062	7.3%	1.7%
KS	6	41	1,058	1.6%	1.7%
CT	3	9	610	0.4%	1.0%
CO	3	13	469	0.5%	0.8%
ID	1	6	424	0.2%	0.7%
MS	2	13	417	0.5%	0.7%
UT	2	22	340	0.9%	0.5%
NE	2	20	325	0.8%	0.5%
WI	2	15	310	0.6%	0.5%
NV	1	4	259	0.2%	0.4%
AR	1	3	218	0.1%	0.4%
RI	1	1	182	0.1%	0.3%
SD	1	10	155	0.4%	0.2%
MA	1	2	143	0.1%	0.2%
WV	1	1	141	0.1%	0.2%
Total	323	2,560	$62,057	100.0%	100.0%

(1)	Includes two-tenant properties.

Property Acquisitions

Our acquisitions team presents potential transactions to the Real Estate Investment Committee for approval. Subsequent to March 31, 2025, the board of directors approved revisions to the thresholds that the Real Estate Investment Committee is required to approve. The Real Estate Investment Committee is now responsible for approving (i) all acquisitions, (ii) the disposition of any single property greater than $5.0 million, and (iii) the disposition of properties in an aggregate amount up to $30.0 million in any one calendar quarter, in each case, prior to consulting with our board of directors. Further, the Real Estate Investment Committee is responsible for recommending that the full board of directors approve, (i) individual property acquisitions or dispositions that exceed $25.0 million in value, (ii) the acquisition of properties that exceed an aggregate amount of $150.0 million in any one calendar quarter and (iii) disposition of properties that exceed an aggregate amount of $30.0 million in any one calendar quarter.

Our Leases

Lease Maturity

Our portfolio was approximately 96.3% leased as of March 31, 2025. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments received under our long-term leases with our tenants. As of March 31, 2025, the ABR weighted average remaining term of our leases was approximately 7.4 years, excluding renewal options, and approximately 97.0% of such leases (based on ABR) have renewal options remaining. As of March 31, 2025, no more than 11.0% of our rental revenue was derived from leases that expire in any single year prior to 2030.

The following chart sets forth our annual lease expirations based upon the terms of our leases in place as of March 31, 2025 (percentages based on rental revenue):

Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. We have 6 leases, representing approximately 1.6% of our ABR, that will expire prior to December 31, 2025, each with tenant renewal options.

The following table presents our lease expirations by year as of March 31, 2025:

(in thousands, except for percentages)

Year	ABR	% of ABR	Square Feet	% of Square Feet
2025	$1,025	1.6%	26	1.0%
2026	3,205	5.1%	108	4.2%
2027	6,877	11.0%	382	14.9%
2028	4,595	7.4%	159	6.2%
2029	6,376	10.3%	215	8.4%
2030	6,362	10.3%	199	7.8%
2031	4,459	7.2%	143	5.6%
2032	5,580	9.0%	423	16.5%
2033	2,764	4.5%	85	3.3%
2034	4,018	6.5%	155	6.1%
2035	1,580	2.5%	79	3.1%
2036	1,784	2.9%	49	1.9%
2037	2,786	4.5%	141	5.5%
2038	2,767	4.5%	164	6.4%
2039	2,647	4.3%	54	2.1%
Thereafter	5,232	8.4%	151	5.9%
Untenanted Properties	—	—	27	1.1%
Total	$62,057	100.0%	2,560	100.0%

We typically purchase properties that are subject to existing long-term net leases with a variety of remaining lease terms (initial terms of 10 years or more at lease signing that often have renewal options as well). Substantially all of our leases are net leases, meaning our tenant generally is obligated to pay customary expenses associated with the leased property (such as real estate taxes, insurance, maintenance and repairs, and in many cases, capital costs, subject to caps and exclusions in some leases). For the three months ended March 31, 2025, we incurred an aggregate of approximately $0.5 million of expenses not reimbursed or paid by our tenants.

Approximately 97.9% of our leases (based on ABR) have rent escalations, including in some cases, pursuant to option terms, and generally ranging from 1.0% to 3.0% annually.

The following chart breaks down the type of rent increase provided in our leases (based on ABR) as of March 31, 2025:

Lease Escalations

(1)	Includes 10.8% of leases that have rent escalations during their renewal periods

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

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the three months ended March 31,	2025	2024	$	%
Revenues
Rental revenues	$16,243	$15,259	$984	6%

Operating expenses
Depreciation and amortization	7,805	7,325	480	7%
Property operating expenses	2,376	1,981	395	20%
Property management fees	—	510	(510)	(100)%
Asset management fees	—	1,034	(1,034)	(100)%
General and administrative expenses	2,839	718	2,121	> 100%
Total operating expenses	13,020	11,568	1,452	13%

Other expenses (income)
Interest expense	4,497	6,695	(2,198)	(33)%
Gain on sale of real estate	(467)	(388)	(79)	20%
Impairment loss	428	591	(163)	(28)%
Income taxes	102	162	(60)	(37)%
Total other expenses	4,560	7,060	(2,500)	(35)%
Net loss	$(1,337)	$(3,369)	$2,032	(60)%

Rental Revenues

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the three months ended March 31,	2025	2024	$	%
Revenues:
Contractual rental amounts billed	$16,679	$14,818	$1,861	13%
Adjustment to recognize contractual rental amounts on a straight-line basis	122	331	(209)	(63)%
Variable rental amounts earned	55	443	(388)	(88)%
Above/below market lease amortization, net	(711)	(439)	(272)	62%
Other income	98	106	(8)	(8)%
Total rental revenues	$16,243	$15,259	$984	6%

The $1.0 million increase in total rental revenues for the three months ended March 31, 2025 was attributable to the growth of our real estate portfolio. During 2024, the portfolio increased by 29 acquisitions, offset by five properties sold. During the three months ended March 31, 2025, the portfolio further increased by 17 acquisitions, offset by one property sold.

The $0.4 million decrease in variable rental amounts earned was mainly due to lease termination fees received during the three months ended March 31, 2024.

Operating Expenses

Depreciation and amortization

The $0.5 million increase in depreciation and amortization for the three months ended March 31, 2025 was primarily due to the growth of our real estate portfolio through new acquisitions in the year ended December 31, 2024 and the three months ended March 31, 2025.

Property operating expenses

The $0.4 million increase in property operating expenses for the three months ended March 31, 2025 was mainly due to the increase in number of properties in our portfolio. Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance and repairs, and in many cases capital costs. For the three months ended March 31, 2025, we incurred $0.5 million in aggregate of expenses that were not tenant obligations, which includes non-recurring legal costs and property operating expenses incurred on vacant properties.

Property management and asset management fees

Property management and asset management fees for the three months ended March 31, 2024 were $0.5 million and $1.0 million, respectively. On October 2, 2024, the completion of the Internalization terminated the agreements for property management and asset management fees. Following the completion of the Internalization, we no longer pay property management and asset management fees.

General and administrative expenses

The $2.1 million increase in general and administrative expenses for the three months ended March 31, 2025 is primarily due to the Internalization of management. This increase was mainly comprised of $1.4 million of employee compensation, and $0.6 million for stock-based compensation incurred during the three months ended March 31, 2025.

Other expenses and income

Interest expense

Interest expense for the three months ended March 31, 2025 decreased $2.2 million compared to the three months ended March 31, 2024. The decrease is primarily due to the decrease in debt of $310.2 million as of March 31, 2025 compared to $427.8 million as of March 31, 2024.

Gain on sale of real estate

During the three months ended March 31, 2025, we sold one property and received proceeds for an expropriation of a portion of a property for approximately no net gain or loss and a net gain of approximately $0.5 million, respectively. During the three months ended March 31, 2024, we sold three properties at a net gain of approximately $0.4 million.

Impairment loss

The following table presents the impairment for the respective periods:

	Successor	Predecessor
	For the three months ended March 31,
(unaudited, in thousands, except number of properties)	2025	2024
Number of properties	1	1
Carrying value prior to impairment loss	$6,504	$1,961
Fair value	6,076	1,370
Impairment loss	$428	$591

During the three months ended March 31, 2025, we recorded an impairment loss of $0.4 million relating to an asset held for sale. During the three months ended March 31, 2024, we recorded an impairment loss of $0.6 million relating to an asset held for sale. The amount of impairment fluctuates each period based on existing facts and circumstances.

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

Target Leverage

As of March 31, 2025, we had total debt outstanding of $312.0 million, Net Debt of $308.7 million, and a Net Debt-to-Annualized Adjusted EBITDAre ratio of approximately 5.7x. Our long-term goal is to target a net debt-to-annualized adjusted EBITDAre ratio of 6.0x over time. We may from time to time modify our leverage policy in light of then current economic conditions, relative costs and availability of debt and equity capital, changes in the market price of our Common Stock, acquisition opportunities, and other factors.

Capital Resources

As a new publicly traded REIT we plan to access the public equity markets to maintain an appropriate mix of debt and equity in line with our leverage policy, primarily through follow-on equity offerings and eventually through an at-the-market common equity offering program once we are shelf eligible. We anticipate that the net proceeds from any public offerings will be used to repay debt, fund acquisitions, and for other general corporate purposes.

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

The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments and 0.25% per annum if average daily usage in such quarter is equal to or less than 50% of total revolving commitments. Borrowings under our Revolving Credit Facility will bear interest at floating rates based on Adjusted SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. As of March 31, 2025, the applicable margin was 1.20%.

The Revolving Credit Facility contains an applicable facility fee based on our credit rating ranging between 0.125% and 0.30% per annum. As of March 31, 2025, the applicable facility fee was 0.30%.

As of March 31, 2025, we had $138.0 million of available capacity under our Revolving Credit Facility.

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

Borrowings under our Term Loan bear interest at floating rates based on Adjusted SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. As of March 31, 2025, the applicable margin was 1.20%.

Covenants

We are subject to various covenants and financial reporting requirements pursuant to our Revolving Credit Facility and Term Loan. The table below summarizes the applicable financial covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. As of March 31, 2025, we believe we were in compliance with our covenants.

Covenants	Required
Total Leverage Ratio	≤ 60%
Adjusted EBITDA to Fixed Charges Ratio	≥ 1.50 to 1.00
Secured Leverage Ratio	≤ 40%
Unencumbered NOI to Unsecured Interest Expense Ratio	≥ 1.75 to 1.00
Unsecured Leverage Ratio	≤ 60%
Tangible Net Worth	≥ 380,032

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2025. Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

(unaudited, in thousands)

Year of Maturity	Revolving Credit Facility (1)	Term Loan (1)	Interest Expense (2)	Dividend (3)	Commitments to Fund Investments (4)	Total
Remainder of 2025	$—	$—	$13,160	$6,178	$12,020	$31,358
2026	—	—	17,546	—	—	17,546
2027	112,000	200,000	14,622	—	—	326,622
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$112,000	$200,000	$45,328	$6,178	$12,020	$375,526

(1)	Our Revolving Credit Facility and Term Loan contain two 12-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the commitments.
(2)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2025.
(3)	Amounts include dividends declared as of March 31, 2025 of $0.215 per Common Stock and OP Unit. Future undeclared dividends are excluded.
(4)	Amounts include acquisitions under contract.

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

On March 3, 2025, the Company entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.664%, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

In the future, we may attempt to manage our interest rate risk by entering into further interest rate swaps or other hedging arrangements. Under these agreements, we will receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

Cash Flows

Cash and cash equivalents totaled $3.3 million as of March 31, 2025, as compared to $13.2 million as of March 31, 2024. The table below shows information concerning cash flows for the three months ended March 31, 2025, and 2024:

	Successor	Predecessor
	For the three months ended March 31,
(unaudited, in thousands)	2025	2024
Net cash provided by operating activities	$8,101	$2,590
Net cash (used in) provided by investing activities	(47,285)	5,655
Net cash provided by (used in) financing activities	37,399	(12,177)
Net decrease in cash and cash equivalents	$(1,785)	$(3,932)

The change in net cash provided by operating activities during the three months ended March 31, 2025 as compared to three months ended March 31, 2024 was mainly due to a decrease in interest expense of approximately $2.2 million. The remainder of the change in net cash provided by operating activities relates to timing of payment of payables and accrued liabilities.

The change in net cash (used in) provided by investing activities was due to 17 properties acquired and one property sold during the three months ended March 31, 2025, compared to no properties acquired and three properties sold during the three months ended March 31, 2024.

The increase in net cash provided by (used in) financing activities during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is mainly due to the proceeds from debt of $43.5 million offset by distributions paid of $6.1 million compared to the $9.3 million of repayment of debt and $1.6 million of distributions paid, respectively.

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

The following is a reconciliation of net income (which is the most comparable GAAP measure) to FFO and AFFO:

Reconciliation of net income to FFO and AFFO

	Successor	Predecessor
	For the three months ended March 31,
(unaudited, in thousands)	2025	2024
Net loss	$(1,337)	$(3,369)
Depreciation on real property and amortization of real estate intangibles	7,805	7,325
Gain on sale of real estate	(467)	(388)
Impairment loss on real estate held for investment	428	591
FFO	$6,429	$4,159
Straight-line rent adjustments	(122)	(331)
Amortization of financing transaction and discount costs	395	1,056
Amortization of above/below market lease intangibles	711	439
Stock-based compensation	615	—
Lease termination fees	—	(414)
Adjustment for structuring and public company readiness costs	201	51
Other non-recurring expenses	—	29
AFFO	$8,229	$4,989

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

Reconciliation of net income to EBITDA and EBITDAre

	Successor	Predecessor
	For the three months ended March 31,
(unaudited, in thousands)	2025	2024
Net loss	$(1,337)	$(3,369)
Depreciation and amortization	8,516	7,764
Interest expense	4,497	6,695
Income taxes	102	162
EBITDA	$11,778	$11,252
Gain on sale of real estate	(467)	(388)
Impairment loss on real estate held for investment	428	591
EBITDAre	$11,739	$11,455
Adjustment for current period investment activity (1)	509	—
Adjustment for current period disposition activity (2)	—	(392)
Adjustment for non-cash compensation expense (3)	615	—
Adjustment to exclude non-recurring expenses (income) (4)	201	(363)
Adjustment to exclude net write-offs of accrued rental income	394	—
Adjusted EBITDAre	13,458	10,700
Annualized EBITDAre	46,956	45,820
Annualized adjusted EBITDAre	$53,832	$42,800

(1)	Reflects an adjustment to give effect to all acquisitions during the period as if they had been acquired as of the beginning of the period.
(2)	Reflects an adjustment to give effect to all dispositions during the period as if they had been sold as of the beginning of the period.
(3)	Reflects an adjustment to exclude non-cash stock-based compensation expense.
(4)	Reflects an adjustment to exclude non-recurring expenses including IPO costs, lease termination fees and non-recurring income or expenses.

Net Debt is a non-GAAP financial measure. We define Net Debt as our Gross Debt less cash and cash equivalents. The ratios of Net Debt to EBITDAre and Net Debt to Annualized Adjusted EBITDAre represent Net Debt as of the end of the applicable period divided by EBITDAre or Annualized Adjusted EBITDAre for the period, respectively. We believe that these ratios are useful to investors and analysts because they provide information about Gross Debt less cash and cash equivalents, which could be useful to repay debt, compared to our performance as measured using EBITDAre and Annualized Adjusted EBITDAre, which are described above.

The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt, and presents the ratios of Net Debt to EBITDAre and Net Debt to Annualized Adjusted EBITDAre:

Reconciliation of total debt to Net Debt and ratio of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre

	Successor	Predecessor
	As of March 31,
(unaudited, in thousands)	2025	2024
Debt
Term Loan	$200,000	$—
Revolving Credit Facility	112,000	—
ABS Notes	—	254,159
CIBC Revolving Credit Facility	—	159,890
CIBC Term Loan	—	17,000
Gross Debt	312,000	431,049
Cash and cash equivalents	(3,309)	(13,197)
Net Debt	$308,691	$417,852
Leverage Ratios:
Net Debt to Annualized EBITDAre	6.6	9.1
Net Debt to Annualized Adjusted EBITDAre	5.7	9.8

Critical Accounting Policies and Estimates

The preparation of the historical condensed consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that are subjective in nature and affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and assumptions, however, our actual results could differ materially from our estimates. A summary of our significant accounting policies is included in Note 2—Accounting Policies for Financial Statements, contained in the condensed consolidated financial statements included elsewhere in this Form 10-Q. Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

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

On March 3, 2025, the Company entered into interest rate swap agreements to manage interest rate risk exposure on the Term
Loan.

As of March 31, 2025 and December 31, 2024, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk or other relevant market rates or prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended March 31, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

32.1*†	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FRONTVIEW REIT, INC.

Date: May 15, 2025	/s/ Stephen Preston
Stephen Preston
Chairman, Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 15, 2025	/s/ Randall Starr
Randall Starr
Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial Officer)