Form 10-Q
period 2025-06-30
FrontView REIT, Inc.
filed 2025-08-14
CIK 1988494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

There were 20,458,985 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of August 13, 2025.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Real estate held for investment, at cost
Land	$330,193	$332,944
Buildings and improvements	401,954	386,462
Total real estate held for investment, at cost	732,147	719,406
Less accumulated depreciation	(43,935)	(40,398)
Real estate held for investment, net	688,212	679,008
Assets held for sale	28,619	5,898
Mortgage loans receivable	7,134	—
Cash and cash equivalents	8,363	5,094
Intangible lease assets, net	106,759	114,868
Other assets	17,425	16,941
Total assets	$856,512	$821,809
LIABILITIES AND EQUITY
Liabilities
Debt, net	$316,892	$266,538
Intangible lease liabilities, net	14,520	14,735
Accounts payable and accrued liabilities	21,149	17,858
Total liabilities	352,561	299,131
Equity
FrontView REIT, Inc. equity
Common Stock, $0.01 par value 450,000,000 shares authorized, 20,430,096 shares issued and outstanding as of June 30, 2025	204	173
Additional paid-in capital	389,378	331,482
Accumulated deficit	(18,727)	(6,834)
Accumulated other comprehensive loss	(965)	—
Total FrontView REIT, Inc. equity	369,890	324,821
Non-controlling interests	134,061	197,857
Total equity	503,951	522,678
Total liabilities and equity	$856,512	$821,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Successor	Predecessor (1)	Successor	Predecessor (1)
	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenues	$17,467	$14,474	$33,612	$29,627
Other income	87	136	185	242
Total revenues	17,554	14,610	33,797	29,869
Operating expenses
Depreciation and amortization	9,466	6,971	17,271	14,296
Property operating expenses	2,714	1,710	5,090	3,691
Property management fees	—	497	—	1,007
Asset management fees	—	1,034	—	2,068
General and administrative expenses	3,279	643	6,118	1,361
Total operating expenses	15,459	10,855	28,479	22,423
Other expenses (income)
Interest expense	4,647	6,597	9,144	13,292
(Gain)/ loss on sale of real estate	(1,194)	51	(1,661)	(337)
Impairment loss	2,978	—	3,406	591
Income taxes	194	119	296	281
Total other expenses	6,625	6,767	11,185	13,827
Net loss	(4,530)	(3,012)	(5,867)	(6,381)
Less: Net loss attributable to convertible non-controlling preferred interests	—	826	—	1,743
Less: Net loss attributable to non-controlling interests	1,629	—	2,133	—
Net loss attributable to NADG NNN Property Fund LP (Predecessor) and to FrontView REIT, Inc. (Successor)	$(2,901)	$(2,186)	$(3,734)	$(4,638)
Weighted average number of common shares outstanding
Basic	19,136,225	—	18,229,095	—
Diluted	27,827,037	—	27,824,932	—
Net loss per share attributable to common stockholders
Basic	$(0.16)	$—	$(0.22)	$—
Diluted	$(0.16)	$—	$(0.22)	$—
Comprehensive loss
Net loss	$(4,530)	$(3,012)	$(5,867)	$(6,381)
Other comprehensive loss
Change in fair value of interest rate swaps	(1,332)	—	(1,511)	—
Comprehensive loss	(5,862)	(3,012)	(7,378)	(6,381)
Less: Comprehensive loss attributable to convertible non-controlling preferred interests	—	826	—	1,743
Less: Comprehensive loss attributable to non-controlling interests	2,108	—	2,705	—
Comprehensive loss attributable to NADG NNN Property Fund LP (Predecessor) and to FrontView REIT, Inc. (Successor)	$(3,754)	$(2,186)	$(4,673)	$(4,638)

(1)
The Company determined that earnings per unit in the Predecessor period would not be meaningful to users of this filing, given the different unitholders in the Predecessor.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balances, December 31, 2024 (Successor)	$173	$331,482	$(6,834)	$—	$197,857	$522,678
Conversion of 229,200 OP Units to 229,200 shares of Common Stock	2	4,711	—	—	(4,713)	—
Stock-based compensation	—	615	—	—	—	615
Distributions declared ($0.215 per share and OP Unit)	—	—	(3,767)	—	(2,411)	(6,178)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(773)	—	—	773	—
Change in fair value of interest rate swaps	—	—	—	(112)	(67)	(179)
Net loss	—	—	(833)	—	(504)	(1,337)
Balances, March 31, 2025 (Successor)	$175	$336,035	$(11,434)	$(112)	$190,927	$515,591
Conversion of 2,898,389 OP Units to 2,898,389 shares of Common Stock	29	60,464	—	—	(60,493)	—
Stock-based compensation, net of 392,068 shares of stock forfeited	—	200	—	—	—	200
Distributions declared ($0.215 per share and OP Unit), net	—	—	(4,392)	—	(1,578)	(5,970)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(7,321)	—	—	7,321	—
Change in fair value of interest rate swaps	—	—	—	(853)	(479)	(1,332)
Net loss	—	—	(2,901)	—	(1,629)	(4,530)
Balances, June 30, 2025 (Successor)	$204	$389,378	$(18,727)	$(965)	$134,061	$503,951

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Partners' Capital	Total Equity
Balances, December 31, 2023 (Predecessor)	$—	$—	$—	$—	$197,071	$197,071
Accretion of non-controlling interests	—	—	—	—	(2,532)	(2,532)
Distributions	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	(2,452)	(2,452)
Balances, March 31, 2024 (Predecessor)	$—	$—	$—	$—	$192,083	$192,083
Accretion of non-controlling interests	—	—	—	—	(2,442)	(2,442)
Distributions	—	—	—	—	(1,504)	(1,504)
Net loss	—	—	—	—	(2,186)	(2,186)
Balances, June 30, 2024 (Predecessor)	$—	$—	$—	$—	$185,951	$185,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,867)	$(6,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,271	14,296
Amortization of above/below market leases	1,652	915
Amortization of financing transaction and discount costs	795	2,092
Amortization of software costs	17	16
Net cash received from derivative settlements	436	—
Non-cash rental revenue adjustments	(373)	(720)
Gain on sale of real estate	(1,661)	(337)
Stock-based compensation	815	—
Impairment loss	3,406	591
Changes in operating assets and liabilities:
Other assets	(1,420)	206
Accounts payable and accrued liabilities	2,288	(2,958)
Net cash provided by operating activities	17,359	7,720

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate held for investment	(67,924)	(523)
Deposits on real estate held for investment	694	—
Deferred leasing costs and other additions to real estate held for investment	(1,234)	(856)
Investment in mortgage loans receivable	(7,134)	—
Net proceeds from sale of real estate held for investment	23,244	9,846
Net proceeds from expropriation	559	85
Additions to software costs	—	(21)
Net cash (used in) provided by investing activities	(51,795)	8,531

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from non-controlling convertible preferred interests	—	108
Proceeds from debt	50,000	—
Repayment of debt	—	(10,693)
Financing transaction costs	—	(416)
Deferred offering costs	—	(1,003)
Cash distributions paid to stockholders	(7,604)	(1,500)
Cash distributions paid to Preferred Unit holders	(16)	(8)
Cash distributions paid to non-controlling convertible preferred interests	—	(3,248)
Cash distributions paid to non-controlling interests	(4,675)	—
Net cash provided by (used in) financing activities	37,705	(16,760)
Net increase (decrease) in cash and cash equivalents during the period	3,269	(509)
Cash and cash equivalents, beginning of period	5,094	17,129
Cash and cash equivalents, end of period	$8,363	$16,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Successor	Predecessor
	For the six months ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,793	$11,102
Non-cash disclosures of non-cash investing and financing activities:
Accrued real estate development and improvement costs	$813	$1,627
Accrued deferred leasing fees	$109	$605
Accrued deferred offering costs	$—	$225
Conversion of OP Units to Common Stock and additional paid-in capital	$65,206	$—
Distributions payable to convertible non-controlling preferred interests	$—	$1,616
Distributions payable	$6,102	$—

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

The Company is an internally-managed net-lease REIT that acquires, owns and manages primarily properties with frontage that are net leased to a diversified group of tenants. The Company is differentiated by an investment approach focused on properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers. As of June 30, 2025, the Company owned a well-diversified portfolio of 319 properties with direct frontage across 37 U.S. states.

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

Prior to October 2, 2024, the Predecessor was externally managed by North American Realty Services LLLP (“NARS”) and affiliates. NARS and the Predecessor were related parties (see Note 14) and the Company’s CEO and COO were employees of NARS.

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

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	June 30, 2025			December 31, 2024
	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership Interest	20,430,096	7,404,574	27,834,670	17,290,663	10,532,163	27,822,826
Percent Ownership of OP	73.4%	26.6%	100.0%	62.1%	37.9%	100.0%

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025, which provide a more complete understanding of the Company's accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2025, and 2024 are not necessarily indicative of the results for the full year.

Generally, a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a voting interest entity in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affects its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. The Company has concluded that the OP is a VIE and consolidates its interest in the OP as the Company is deemed to be the primary beneficiary. The portion of the OP not owned by the Company is presented as non-controlling interests as of June 30, 2025 and December 31, 2024.

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the real estate properties, including the related intangible lease assets and liabilities, as well as straight-line revenue recognition of the associated lease. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. If the estimated fair value less selling costs is lower than the carrying value, the difference will be recorded as an impairment on assets held for sale in the condensed consolidated statements of operations and comprehensive loss. The Company estimated the fair value of the assets held for sale using Level 2 and Level 3 inputs based on the negotiated selling price, less costs of disposal, received from a third party and a capitalized fair value approach, less costs of disposal, based on market rents and capitalization rates from comparable transactions, respectively. The results of operations for properties disposed of or classified as held for sale were not reclassified as discontinued operations as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations.

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

The following table summarizes the Company's impairment for the respective periods:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except number of properties)	2025	2024	2025	2024
Number of properties	11	—	11	1
Impairment loss	$2,978	$—	$3,406	$591

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

As of June 30, 2025 and December 31, 2024, all of the Company's leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases and reasonably certain renewal periods. The difference between rental revenue recognized and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of other assets in the condensed consolidated balance sheets. If the Company determines that collectability of the lease payments is not probable, the Company records an adjustment to rental revenues to reduce the outstanding receivables where collectability is not probable including deferred rent receivables. Future revenue recognized is limited to amounts paid by the lessee.

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

For the three and six months ended June 30, 2025, and June 30, 2024, the Company had no individual tenants or common franchises that accounted for more than 10% of rental revenues, excluding lease termination fees.

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

Non-Controlling Interests

Non-controlling interests represent the interests held in the OP of 26.6% as of June 30, 2025, by third parties and related parties involved in the Internalization which are accounted for as a separate component of equity.

The Company periodically adjusts the carrying value of non-controlling interests to reflect their share of the book value of the OP. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interests in the condensed consolidated statements of equity.

The OP units may be redeemed at the option of the holder or through certain change of control transactions and liquidation events. Approval of the Company’s Board of Directors would be required to effect any change in control transaction or liquidation event and the Company has the right to reject any redemption request received from OP unitholders. Additionally, the Company has the right to settle any approved redemption request of OP units through the issuance of Common Stock or cash, at the option of the Company. Therefore, the OP units are classified within permanent equity. The redemption value of OP units is calculated based on the market value of the Company’s Common Stock or the approved tender offer in the event of a change of control transaction.

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

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to continue to qualify as a REIT. To qualify as a REIT, the Company is subject to various requirements including that it generally must distribute at least 90% of its taxable income (other than net capital gain) to its shareholders as dividends. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income (including net capital gain) and to a 4% non-deductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed taxable income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost, unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2025, the Company believes it is in compliance with all applicable REIT requirements.

The Company intends to distribute 100% of its taxable income on an annual basis and, therefore, is not required to pay any federal income tax on its own taxable income.

The Company is subject to state and local income or franchise taxes in certain jurisdictions in which some of its properties are located and records these within income taxes in the accompanying condensed consolidated statements of operations and comprehensive loss.

Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three and six months ended June 30, 2025 and June 30, 2024.

The Company and certain of its subsidiaries (including the Predecessor) are required to file income tax returns with U.S. federal and state taxing authorities. As of June 30, 2025, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2023 and 2024 tax years, and the Predecessor’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2021 through 2024 tax years.

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

Segment Reporting

The Company currently operates in a single reportable segment, which includes the acquisition, leasing and ownership of net leased properties. The Company's chief operating decision maker ("CODM") is the Company's executive management team, which consists of the Chief Executive Officer and Chief Financial Officer. The CODM assesses, measures, and reviews the operating and financial results at the consolidated level for the entire portfolio, and therefore, each property or property type is not considered an individual operating segment. The Company does not evaluate the results of operations based on geography, size, or property type.

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

All of the Company's debt was entered into in the quarter ended December 31, 2024, post IPO. The interest rate swap was entered into in the quarter ended March 31, 2025. Given all of the Company's debt accrues interest at a variable rate as of June 30, 2025 and December 31, 2024, the carrying amounts approximate fair value.

The Company has financial instruments which include cash and cash equivalents, other assets, and accounts payable and accrued liabilities, which are carried at amortized cost and approximate their fair value unless otherwise noted.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025, and 2024, to present other income separately from rental revenues.

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

As of June 30, 2025 and December 31, 2024, the Company had a portfolio of 319 and 307 real estate properties, respectively. The average remaining lease term for real estate properties owned by the Company as of June 30, 2025 and December 31, 2024 was approximately 7.5 years and 7.4 years, respectively.

During the six months ended June 30, 2025, the Company acquired 22 properties for an aggregate purchase price (including acquisition costs) of $67.9 million. All of the properties acquired during the six months ended June 30, 2025, were leased at acquisition with an average remaining lease term of approximately 11.8 years.

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

The acquisitions were all accounted for as asset acquisitions. The Company allocated the purchase price of these properties to the fair values of the assets and liabilities assumed, which is summarized in the following table:

(in thousands)	June 30, 2025	December 31, 2024
Land	$16,453	$28,597
Buildings	40,175	51,138
Site improvements	3,480	8,423
Other assets	74	340
Intangible assets:
Above-market leases	2,208	7,311
In-place leases and origination costs	7,873	10,846
	70,263	106,655
Liabilities assumed:
Below-market leases intangible liabilities	(2,255)	(1,649)
Accounts payable and accrued liabilities	(84)	(822)
Purchase price (including acquisition costs)	$67,924	$104,184

During the six months ended June 30, 2025, the Company sold 10 real estate properties for $24.7 million. The Company received proceeds for the expropriation from the state for a portion of real estate from one property for $0.6 million. The Company received net proceeds of $23.2 million from the property sales, including a $7.1 million mortgage loans receivable, after paying closing costs of $1.5 million. The aggregate cost and associated accumulated depreciation and amortization of the properties sold, at the date of sale, was $24.8 million and $2.7 million, respectively. The aggregate cost of the portion of the property that was expropriated was $0.1 million.

During the year ended December 31, 2024, the Company sold five real estate properties for $11.0 million. The Company received net proceeds of $10.1 million after paying closing costs of $0.9 million and recorded a gain on sale of $0.3 million. The aggregate cost and associated accumulated depreciation and amortization of the properties sold, at the date of sales, were $10.2 million and $0.7 million, respectively.

The depreciation expense on real estate held for investment was as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation	$3,692	$2,915	$7,350	$5,860

The following table summarizes amounts reported as rental revenues on the accompanying condensed consolidated statements of operations and comprehensive loss:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Rental revenues:
Contractual rental amounts billed	$15,520	$12,980	$30,538	$25,891
Recovery income	2,439	1,218	4,100	3,125
Adjustment to recognize contractual rental amounts on a straight-line basis	286	446	408	777
Variable rental amounts earned	163	306	218	749
Above/below market lease amortization, net	(941)	(476)	(1,652)	(915)
Total rental revenues	$17,467	$14,474	$33,612	$29,627

Total estimated future minimum rents to be received under non-cancelable tenant leases in effect as of June 30, 2025, are as follows:

(in thousands)	June 30, 2025
2025 (Remaining)	$28,513
2026	59,464
2027	55,531
2028	50,241
2029	46,263
2030	40,747
Thereafter	232,758
$513,517

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

4. MORTGAGE LOANS RECEIVABLE

In connection with the sales of certain real estate properties, the Company provided seller-financing to the acquirers. The loan-to-value (LTV) of the mortgage loans receivable were 75.0% and 87.1%, and the interest rates and other terms and conditions were consistent with market standards. The Company recognized the full gain on sale of the properties in the amount of $0.3 million. Given the LTV's noted above, and that the mortgage loans receivable are fully collateralized by the underlying properties, no allowance for the mortgage loans receivable was recorded at June 30, 2025. Interest income associated with these mortgage loans receivable is recognized when earned.

The following is a summary of the Company's mortgage loans receivable portfolio as of June 30, 2025:

(in thousands, except percentages)
Loan Type	Monthly Payment (1)	Number of Secured Properties	Stated Interest Rate	Maturity Date	June 30, 2025
Mortgage	I/O	1	7.9%	11-Jun-28	1,734
Mortgage	I/O	1	8.1%	30-Jun-29	5,400
Total mortgage loans receivable					$7,134

(1) I/O: Interest Only

5. INTANGIBLE ASSETS AND LIABILITIES

The following is a summary of intangible lease assets and liabilities and related accumulated amortization:

(in thousands) As of June 30, 2025	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$135,973	$63,780	$72,193
Above-market leases	51,347	23,120	28,227
Leasing fees	6,987	648	6,339
Total intangible lease assets	$194,307	$87,548	$106,759

Intangible lease liabilities:
Below-market leases	$26,149	$11,629	$14,520
Total intangible lease liabilities	$26,149	$11,629	$14,520

(in thousands) As of December 31, 2024	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$138,256	$60,773	$77,483
Above-market leases	51,871	21,385	30,486
Leasing fees	7,235	336	6,899
Total intangible lease assets	$197,362	$82,494	$114,868

Intangible lease liabilities:
Below-market leases	$25,607	$10,872	$14,735
Total intangible lease liabilities	$25,607	$10,872	$14,735

The amortization and net adjustment to rental revenue of intangible lease assets and liabilities was as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization:
Amortization of in-place leases and leasing fees	$5,674	$4,056	$9,724	$8,436

Net adjustment to rental revenue:
Above-market and below-market leases	$941	$476	$1,652	$915

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2025 and December 31, 2024 by category are as follows:

Years remaining as at	June 30, 2025	December 31, 2024
In-place leases and origination costs	9.6	9.1
Leasing fees	11.6	12.0
Above-market leases	8.0	8.2
Below-market leases	10.4	10.5

The estimated future amortization expense for intangible lease assets, net of intangible lease liabilities, are as follows:

(in thousands)	June 30, 2025
2025 (Remaining)	$8,563
2026	16,209
2027	13,555
2028	11,020
2029	9,273
2030	6,942
Thereafter	26,677
$92,239

6. DEBT, NET

	As of June 30, 2025
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	Adjusted SOFR + 1.20% *	$118,500
Term Loan	(b)	3-Oct-2027	Adjusted SOFR + 1.20% *	200,000
Unamortized financing transaction, Term Loan				(1,608)
				$316,892

* The approximate SOFR rate at June 30, 2025 was 4.45%, plus a 10 basis point adjustment (“Adjusted SOFR”).

	As of December 31, 2024
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	Adjusted SOFR + 1.20% **	$68,500
Term Loan	(b)	3-Oct-2027	Adjusted SOFR + 1.20% **	200,000
Unamortized financing transaction costs, Term Loan				(1,962)
				$266,538

** The approximate SOFR rate at December 31, 2024 was 4.37%, plus a 10 basis point adjustment (“Adjusted SOFR”).

As of June 30, 2025 and December 31, 2024, the weighted average interest rate was 5.63% and 5.65%, respectively.

The aggregate principal repayment of the Company’s debt, excluding the unamortized financing transaction costs of $1.6 million, due in each of the years under the remaining term, are as follows:

(in thousands)	June 30, 2025
2025 (remaining)	$—
2026	—
2027	318,500
$318,500

(a)
Revolving Credit Facility

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank, N.A., which provides for an unsecured revolving line of credit of $250.0 million, including $20.0 million available for issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility has a three-year term expiring on October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of 0.125% fee on the aggregate outstanding amount of the revolving commitments. Borrowings under the Revolving Credit Facility bear interest at floating rates based on adjusted SOFR plus an applicable margin based on the Company's leverage ratio ranging between 1.20% and 1.75% per annum. The Company may elect to request an increase to the existing revolving commitments and/or the establishment of one or more new term loan commitments for an aggregate maximum amount of $200.0 million and not less than $25.0 million per request, in multiples of $5.0 million, subject to customary conditions. As of June 30, 2025 and December 31, 2024, the applicable margin was 1.20% as of each date. The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments. The commitment fee is payable quarterly in arrears on the first day of each calendar quarter and is included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

(b)
Term Loan

On October 3, 2024, the Company entered into a Term Loan Agreement ("Term Loan") with JPMorgan Chase Bank N.A. as administrative agent that provided commitments for an unsecured Term Loan, allowing borrowings of up to $200.0 million. The Term Loan is available to be drawn until October 2025 and has an initial maturity of October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of a 0.125% fee on the aggregate outstanding principal amount of the Term Loan. The Term Loan bears interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio ranging between 1.20% and 1.75% per annum. As of June 30, 2025 and December 31, 2024, the applicable margin was 1.20% as of each date.

Debt Covenants

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its Revolving Credit Facility and Term Loan agreements. These covenants require the Company to maintain certain financial ratios. As of June 30, 2025 and December 31, 2024, the Company believes it was in compliance with all of its loan covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification.

7. INTEREST RATE SWAPS

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of June 30, 2025. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the condensed consolidated balance sheets at fair value.

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

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instruments due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

The Company expects a gain of $1.4 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss consisted of the following:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2025		2025
For the three months ended June 30
Interest Rate Products	$1,332	Interest expense, net	$334

For the six months ended June 30
Interest Rate Products	$1,511	Interest expense, net	$334

The table below shows the fair value and location of the derivatives recognized in the Company’s condensed consolidated balance sheets:

June 30, 2025
(in thousands) Designated as hedging instruments	Accounts payable and accrued liabilities
Interest rate swap agreement	$1,511
Total	$1,511

8. EQUITY

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

Dividends

During the six months ended June 30, 2025, the Board of Directors declared the following Common Stock and OP Unit quarterly dividends:

(in thousands,except per share amounts)
For the six months ended June 30, 2025
Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
18-Mar-2025	$0.215	31-Mar-2025	$6,178	15-Apr-2025
13-May-2025	0.215	30-Jun-2025	6,102	15-Jul-2025
	$0.430		$12,280

9. NON-CONTROLLING INTERESTS

In connection with the REIT contribution transactions and Internalization, non-controlling interests are comprised of the Predecessor's common units, the convertible non-controlling preferred interests (Sub OP Preferred Units), OP units issued in the Internalization (see Note 10), and Preferred Units.

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

For the three months ended June 30, 2025, there were 2,898,389 OP Units redeemed which the Company settled by issuing 2,898,389 shares of Common Stock.

10. INTERNALIZATION

On October 2, 2024, the Company completed the Internalization and the Company's management team and corporate staff, who were previously employed by NARS, became employees of a subsidiary of the OP. The management and other fees in the Predecessor's Sub OP agreement were terminated, and the Company acquired the assets necessary to operate and manage the portfolio of properties. The purchase price of the Internalization was 931,490 OP Units with a fair value of $17.7 million. This was allocated to:

(a) Termination of the management arrangement of $16.5 million, which is included in internalization expense on the year ended December 31, 2024 consolidated statements of operations and comprehensive loss;

(b) Assembled work force of $1.2 million, which is included in other assets in the accompanying condensed consolidated balance sheets;

(c) Right-of-use lease asset and liability of an operating lease of office space of $0.6 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying condensed consolidated balance sheets.

During the three and six months ended June 30, 2025, the Company recorded amortization of the assembled work force of $0.1 million and $0.2 million, respectively. This is included in depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive loss.

11. STOCK-BASED COMPENSATION

The Company granted one-time RSUs on October 2, 2024 and annual RSUs on March 31, 2025. The total amount of stock-based compensation expense recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss was $0.2 million and $0.8 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the remaining unamortized stock-based compensation expense totaled $7.9 million, and these awards are expected to be recognized over a remaining weighted average period of 2.1 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

One-time grant of RSUs

Pursuant to the Equity and Incentive Plan, the Company made a one-time grant of service-based RSUs on October 2, 2024 to certain employees and non-employee directors. The RSUs have no rights as a common stockholder, but have dividend equivalent rights equal to the cash dividends paid with respect to the corresponding number of common shares to be issued in respect of the RSUs. The vesting terms of these grants are specific to the individual grant, with a maximum term of 5 years, are subject to the holder's continued service through the applicable vesting dates and the terms of the individual grant agreements. These grants vest over a remaining weighted average period of 2.2 years. The weighted average value of grants during the year ended December 31, 2024, was $19.00, which was based on the market price per share of the Company's Common Stock on the grant date.

Annual grant of RSUs

Pursuant to the Equity and Incentive Plan, the Company has made annual grants of service-based RSUs on March 31, 2025 and May 27, 2025 to certain employees and non-employee directors. The RSUs have no rights as a common stockholder, but have dividend equivalent rights equal to the cash dividends paid with respect to the corresponding number of common shares to be issued in respect of the RSUs. The vesting terms of these grants are specific to the individual grant, with a maximum term of 4 years, are subject to the holder's continued service through the applicable vesting dates and the terms of the individual grant agreements. These grants vest over a remaining weighted average period of 1.7 years. The weighted average value of grants during the six months ended June 30, 2025, was $13.06, which were based on the specific grant, which included either the 10-day volume weighted average price per share of the Company's Common Stock on the grant date or the market price per share of the Company's Common Stock on the grant date.

The following table presents information about the Company's RSU activity during the six months ended June 30, 2025:

	June 30, 2025
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2024	556	$19.00
Granted during the period	396	13.21
Vested during the period	(12)	19.00
Forfeited during the period	(392)	16.60
Unvested RSU grants outstanding as of June 30, 2025	548	$16.53

12. EARNINGS PER SHARE

The following table summarizes the components used in the calculation of basic and diluted earnings per share ("EPS"):

(in thousands, except per share amounts)	Three months ended June 30, 2025	Six months ended June 30, 2025
Basic earnings:
Net loss attributable to FrontView REIT, Inc. common shareholders	$(2,901)	$(3,734)
Less: loss allocated to participating unvested restricted stock units	(118)	(314)
Net loss used to compute basic earnings per common share	$(3,019)	$(4,048)

Diluted earnings:
Net loss used to compute basic earnings per common share	$(3,019)	$(4,048)
Add: net loss attributable to non-controlling interests	(1,629)	(2,133)
Net earnings used to compute diluted earnings per common share	$(4,648)	$(6,181)

Weighted average number of common shares outstanding	19,952	18,917
Less: weighted average unvested restricted stock units (1)	(816)	(688)
Weighted average number of common shares outstanding used in basic earnings per common share	19,136	18,229
Add: effects of convertible OP Units (2)	8,691	9,596
Weighted average number of common shares outstanding used in diluted earnings per common share	27,827	27,825

Basic and Diluted earnings per share	$(0.16)	$(0.22)

(1)
Represents the weighted average effects of 548 unvested RSUs of Common Stock as of June 30, 2025, which will be excluded from the computation of earnings per share until they vest.
(2)
Represents the weighted average effects of 7,405 OP Units outstanding at June 30, 2025.

13. OTHER ASSETS

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable, net	$3,465	$1,960
Deferred rent receivables	9,377	8,969
Deferred financing transaction costs, net	2,011	2,452
Prepaid expenses and other assets	2,572	3,560
Total other assets	$17,425	$16,941

14. RELATED PARTY TRANSACTIONS

Predecessor transactions

Related parties consist of the Predecessor’s general partner, their employees, officers, directors and parties related to them and entities under their control. In addition to disclosures elsewhere in these condensed consolidated financial statements:

(a)
During the three and six months ended June 30, 2024, the Predecessor incurred asset management fees of $1.0 million and $2.1 million, respectively, and property management fees and direct costs of $0.5 million and $1.0 million, respectively, payable to NARS.

(b)
On October 2, 2024, the Company completed the Internalization and issued 931,490 OP Units as consideration (see Note 10).

Successor transactions

(a)
For the three and six months ended June 30, 2025, the Company incurred outsourcing service fees of $0.2 million and $0.4 million, respectively, to North American Asset Management Corp. (“NAAM”), an affiliate of the Predecessor. The services are limited to property accounting and human resources support.

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

As of June 30, 2025, the Company did not have any material commitments that could not be funded for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

16. SUBSEQUENT EVENTS

The Company identified the following events subsequent to June 30, 2025 that are not recognized in the accompanying condensed consolidated financial statements:

(a)
On July 15, 2025, the Company paid distributions in the aggregate amount of $6.1 million.
(b)
On August 12, 2025, the Board of Directors declared a quarterly distribution of $0.215 per share on the Company's Common Stock and OP Units for the quarter ended September 30, 2025, which will be payable on or before October 15, 2025 to stockholders and unitholders of record as of September 30, 2025.

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

Overview

We are an internally-managed net-lease REIT that is experienced in acquiring, owning and managing properties that are net leased to a diversified group of tenants. We are a growing net-lease REIT and own a well-diversified portfolio of 319 properties with frontage across 37 U.S. states as of June 30, 2025. Our tenants include service-oriented businesses, such as medical and dental providers, quick service restaurants, casual dining, financial institutions, cellular stores, automotive stores, convenience stores and gas stations, discount retail, automotive dealers, fitness operators, car washes, pharmacies, home improvement stores, as well as professional services tenants.

We currently derive a majority of our revenue from rents received from individual tenants of each of our properties in our portfolio. Our properties are typically leased under long-term net leases. As of June 30, 2025, the ABR weighted average remaining term of our leases was approximately 7.3 years, excluding renewal options. Approximately 97.3% of our leases (based on ABR) had contractual rent escalations, including, in some cases, pursuant to option terms. As of June 30, 2025, we had 334 tenant leases that represented 157 different tenant concepts. Our top 10 tenant concepts (based on ABR) represented approximately 22.6% of our portfolio ABR as of June 30, 2025.

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

As of June 30, 2025, we had total debt of $318.5 million, Net Debt of $310.1 million, Net Debt to Annualized Adjusted EBITDAre ratio of 5.5x and a Fixed Charge Coverage Ratio of 3.3x. Net Debt, Annualized Adjusted EBITDAre and Fixed Charge Coverage Ratio are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Our Real Estate Investment Portfolio

To achieve an appropriate risk-adjusted return, we intend to maintain a highly-diversified portfolio of properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers and maintain diversity across geographic locations, tenants, and brands and that have cross-diversification within each. We discuss below our portfolio diversification based on several different metrics and information provided as of June 30, 2025.

Diversification by Tenant Brand

We primarily seek tenants that operate service-oriented businesses, such as restaurants, cellular stores, financial institutions, automotive stores and dealers, medical and dental providers, convenience and gas stores, pharmacies, car washes, home improvement stores, grocery stores, fitness operators, professional services as well as general retail tenants. As of June 30, 2025, our properties were occupied by 334 tenant leases that operated 157 different tenant concepts, with no single tenant concept accounting for more than 3.3 % of our ABR.

The following table sets forth information with respect to each of our top 60 tenant concepts (based on ABR) as of June 30, 2025:

#	Tenant Concepts	# of Properties(1)	% of ABR	Investment Grade Rated
1	Dollar Tree	13	3.3%	Yes
2	Fast Pace Urgent Care	8	2.7%	—
3	Verizon	8.5	2.6%	Yes
4	Adams Auto Group	3	2.3%	—
5	Oak Street Health	5.5	2.1%	—
6	IHOP	6	2.0%	—
7	Mammoth Car Wash	6	2.0%	—
8	Raising Canes	6	1.9%	—
9	Bank of America	5	1.9%	Yes
10	LA-Z-Boy	3	1.8%	—
11	CVS	4	1.7%	Yes
12	AT&T	4	1.7%	Yes
13	T-Mobile	7.5	1.7%	Yes
14	Chili's	3	1.6%	—
15	Wendy's	7	1.5%	—
16	PNC Bank	5	1.5%	Yes
17	Wells Fargo	2.5	1.4%	Yes
18	Advance Auto Parts	7	1.4%	—
19	Walgreens	3	1.4%	—
20	St. Joseph Hospice	2	1.4%	—
21	Heartland Dental	5	1.3%	—
22	Burger King	5	1.2%	—
23	Lowe's Home Improvement	1	1.2%	Yes
24	VASA Fitness	0.5	1.1%	—
25	Charles Schwab	1	1.1%	Yes
26	Aspen Dental	4.5	1.1%	—
27	Parachute Plasma	2	1.1%	—
28	WSS	2	1.0%	—
29	Wellnow	4	1.0%	—
30	Walmart	1	1.0%	Yes
31	Best Buy	1	1.0%	Yes
32	Andy's Frozen Custard	4	1.0%	—
33	Edge Fitness	1	1.0%	—
34	Chase Bank	2.5	1.0%	Yes
35	Floor & Decor	1	1.0%	—
36	LA Fitness	2	1.0%	—
37	Tricolor	1	0.9%	—
38	Applebee's	3	0.9%	—
39	Stop & Shop Gas	3	0.9%	Yes
40	Sleep Number	2	0.8%	—
41	Chuy's Mexican	2	0.8%	Yes
42	Texas Roadhouse	2	0.8%	—
43	Take 5 Oil Change	4.5	0.7%	—
44	First Bank	3	0.7%	—
45	Chipotle	3	0.7%	—
46	Taco Bell	3	0.7%	—
47	Auto Saavy	1	0.7%	—
48	Trophy Fuel & Wash	1	0.7%	—
49	Physicians Immediate Care	1.5	0.7%	—
50	Sonic	4	0.7%	—
51	7-Eleven	3	0.7%	Yes
52	Harbor Freight	2	0.6%	—
53	O'Reilly Auto Parts	4	0.6%	Yes
54	AutoZone	3	0.6%	Yes
55	Dollar General	3	0.6%	Yes
56	Planet Fitness	1	0.6%	—
57	McAlister's Deli	2.5	0.6%	—
58	Friendly's	2	0.6%	—
59	Starbucks	3	0.6%	Yes
60	Range USA	1	0.6%	—
	Top 60	205	71.8%
	Other (61 through 157)	114	28.2%
	Total Portfolio	319	100.0%

(1)	Includes two-tenant properties.

Diversification by Tenant Industry

The following chart shows a breakdown of our ABR by the tenant industries that comprised our portfolio as of June 30, 2025:

Discount
4.4%
Necessity
42.5%
Service
53.1%
4.4%
14.7%
9.6%
5.2%
4.6%
3.1%
2.7%
2.6%
13.9%
12.9%
6.6%
4.3%
4.1%
3.3%
0.3%
7.7%
Discount Retail
Medical and Dental Providers
Financial Institutions
Automotive Stores
Convenience Stores and Gas Stations
Pharmacies
Home Improvement Stores
Other - Necessity
Quick Service Restaurants
Casual Dining
Cellular Stores
Automotive Dealers
Fitness Operators
Car Washes
Professional Services
Other - Service

(in thousands, except for # of Properties, percentages and Rent per Square Foot)

Industry	# of Properties(1)	ABR	% of ABR	Square Feet	Rent per Square Foot
Medical and Dental Providers	43	$9,198	14.7%	284	$32.39
Quick Service Restaurants	61.5	$8,662	13.9%	199	$43.53
Casual Dining	42	$8,062	12.9%	267	$30.19
Financial Institutions	26	$5,977	9.6%	146	$40.94
Cellular Stores	21.5	$4,092	6.6%	97	$42.19
Automotive Stores	27	$3,219	5.2%	162	$19.87
Convenience Stores and Gas Stations	15	$2,855	4.6%	40	$71.38
Discount Retail	17.5	$2,766	4.4%	198	$13.97
Automotive Dealers	6	$2,681	4.3%	87	$30.82
Fitness Operators	5	$2,523	4.1%	170	$14.84
Car Washes	10	$2,033	3.3%	33	$61.61
Pharmacies	7	$1,935	3.1%	81	$23.89
Home Improvement Stores	5	$1,689	2.7%	263	$6.42
Professional Services	1	$173	0.3%	4	$43.25
Other - Service	26.5	$4,836	7.7%	279	$17.33
Other - Necessity	5	$1,592	2.6%	284	$5.61
Total	319	$62,293	100.0%	2,594	$24.01

Diversification by Geography

As of June 30, 2025, our outparcel properties were located in 117 MSAs in 37 U.S. states, with no single state exceeding 13.9% of our ABR.

The following table sets forth information with respect to geographic diversification by state in our portfolio (based on ABR) as of June 30, 2025:

(in thousands, except for # of Properties, percentages, and Rent per Square Foot)

State	# of Properties(1)	Square Feet	ABR	% of ABR	Rent per Square Foot
IL	36	376	$8,684	13.9%	$23.10
GA	25	170	$5,039	8.1%	$29.64
TX	23	133	$4,745	7.6%	$35.68
NC	17	94	$3,353	5.4%	$35.67
TN	17	113	$3,335	5.4%	$29.51
OH	22	130	$3,157	5.1%	$24.28
IN	15	79	$2,675	4.3%	$33.86
PA	8	145	$2,502	4.0%	$17.26
VA	15	76	$2,445	3.9%	$32.17
FL	13	92	$2,327	3.7%	$25.29
NY	8	242	$2,131	3.4%	$8.81
SC	11	91	$1,886	3.0%	$20.73
AL	11	49	$1,788	2.9%	$36.49
MO	10	60	$1,714	2.8%	$28.57
MN	7	72	$1,445	2.3%	$20.07
MI	8	49	$1,410	2.3%	$28.78
MD	7	50	$1,406	2.3%	$28.12
NJ	10	55	$1,384	2.2%	$25.16
AZ	6	40	$1,353	2.2%	$33.83
OK	9	48	$1,308	2.1%	$27.25
LA	4	47	$1,210	1.9%	$25.74
ME	3	186	$1,062	1.7%	$5.71
KS	6	41	$1,058	1.7%	$25.80
KY	8	40	$1,022	1.6%	$25.55
CT	3	9	$610	1.0%	$67.78
ID	1	6	$424	0.7%	$70.67
MS	2	13	$417	0.7%	$32.08
UT	2	22	$340	0.5%	$15.45
CO	2	10	$330	0.5%	$33.00
NE	2	20	$325	0.5%	$16.25
WI	2	15	$310	0.5%	$20.67
NV	1	4	$259	0.4%	$64.75
AR	1	3	$218	0.3%	$72.67
RI	1	1	$182	0.3%	$182.00
SD	1	10	$155	0.2%	$15.50
MA	1	2	$143	0.2%	$71.50
WV	1	1	$141	0.2%	$141.00
Total	319	2,594	$62,293	100.0%	$24.01

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

Our Leases

Lease Maturity

Our portfolio was approximately 97.8% leased as of June 30, 2025. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments received under our long-term leases with our tenants. As of June 30, 2025, the ABR weighted average remaining term of our leases was approximately 7.3 years, excluding renewal options, and approximately 96.7% of such leases (based on ABR) have renewal options remaining. As of June 30, 2025, no more than 11.2% of our rental revenue was derived from leases that expire in any single year prior to 2030.

Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. We have 2 leases, representing approximately 0.7% of our ABR, that will expire prior to December 31, 2025, each with tenant renewal options.

The following table presents our lease expirations by year as of June 30, 2025:

(in thousands, except for percentages, Rent per Square Foot, and # of Properties)

Year	ABR	% of ABR	Square Feet	Rent per Square Foot	# of Properties
2025	$441	0.7%	13	$33.92	2
2026	$3,532	5.7%	118	$29.93	19.5
2027	$7,012	11.2%	385	$18.21	31.5
2028	$4,380	7.0%	149	$29.40	27
2029	$6,082	9.8%	205	$29.67	30.5
2030	$6,592	10.6%	203	$32.47	32.5
2031	$4,465	7.2%	146	$30.58	23.5
2032	$5,323	8.5%	401	$13.27	21.5
2033	$2,556	4.1%	80	$31.95	13
2034	$4,142	6.6%	164	$25.26	20.5
2035	$1,990	3.2%	107	$18.60	13
2036	$1,600	2.6%	45	$35.56	10
2037	$3,117	5.0%	166	$18.78	11
2038	$2,629	4.2%	158	$16.64	10.5
2039	$2,402	3.9%	47	$51.11	13
Thereafter	$6,030	9.7%	160	$37.69	33
Untenanted Properties	—	—	47	—	7
Total	$62,293	100.0%	2,594	$24.01	319

We typically purchase properties that are subject to existing long-term net leases with a variety of remaining lease terms (initial terms of 10 years or more at lease signing that often have renewal options as well). Substantially all of our leases are net leases, meaning our tenant generally is obligated to pay customary expenses associated with the leased property (such as real estate taxes, insurance, maintenance and repairs, and in many cases, capital costs, subject to caps and exclusions in some leases). For the six months ended June 30, 2025, we incurred an aggregate of approximately $0.8 million of expenses not reimbursed or paid by our tenants.

Approximately 97.3% of our leases (based on ABR) have rent escalations, including in some cases, pursuant to option terms, and generally ranging from 1.0% to 3.0% annually.

The following chart breaks down the type of rent increase provided in our leases (based on ABR) as of June 30, 2025:

Lease Escalations

Escalation Types [1]

Contractual Fixed Increases 95.2%
CPI-Related 2.1%
Flat 2.7%
1.7%
Weighted average rent growth

(1)

Includes contractual rent increases on tenant renewal options to the extent a lease is at the end of its initial term. Approximately 23% escalate annually, 2.7% have no escalations, and the rest escalate over longer periods.

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

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the three months ended June 30,	2025	2024	$	%
Revenues
Rental revenues	$17,467	$14,474	$2,993	21%
Other income	87	136	(49)	(36)%
Total revenues	17,554	14,610	2,944	20%

Operating expenses
Depreciation and amortization	9,466	6,971	2,495	36%
Property operating expenses	2,714	1,710	1,004	59%
Property management fees	—	497	(497)	(100)%
Asset management fees	—	1,034	(1,034)	(100)%
General and administrative expenses	3,279	643	2,636	> 100%
Total operating expenses	15,459	10,855	4,604	42%

Other expenses (income)
Interest expense	4,647	6,597	(1,950)	(30)%
(Gain)/ loss on sale of real estate	(1,194)	51	(1,245)	> (100)%
Impairment loss	2,978	—	2,978	> 100%
Income taxes	194	119	75	63%
Total other expenses	6,625	6,767	(142)	(2)%
Net loss	$(4,530)	$(3,012)	$(1,518)	50%

Rental Revenues

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the three months ended June 30,	2025	2024	$	%
Revenues:
Contractual rental amounts billed	$15,520	$12,980	$2,540	20%
Recovery income	2,439	1,218	1,221	> 100%
Adjustment to recognize contractual rental amounts on a straight-line basis	286	446	(160)	(36)%
Variable rental amounts earned	163	306	(143)	(47)%
Above/below market lease amortization, net	(941)	(476)	(465)	(98)%
Total rental revenues	$17,467	$14,474	$2,993	21%

Total rental revenues for the three months ended June 30, 2025 increased $3.0 million compared to June 30, 2024, due to an increase in our portfolio from 278 properties as of June 30, 2024 to 319 properties as of June 30, 2025.

The $1.2 million increase in recovery income was mainly due to the growth in properties and property expense recovered from tenants during the three months ended June 30, 2025.

Operating Expenses

Depreciation and amortization

The $2.5 million increase in depreciation and amortization for the three months ended June 30, 2025 was primarily due to the growth of our real estate portfolio through new acquisitions in the year ended December 31, 2024 and the three months ended June 30, 2025.

Property operating expenses

The $1.0 million increase in property operating expenses for the three months ended June 30, 2025 was mainly due to the increase in number of properties in our portfolio. Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance and repairs, and in many cases capital costs. For the three months ended June 30, 2025, we incurred $0.3 million in aggregate of expenses that were not tenant obligations, which includes non-recurring legal costs and property operating expenses incurred on vacant properties.

Property management and asset management fees

Property management and asset management fees for the three months ended June 30, 2024 were $0.5 million and $1.0 million, respectively. On October 2, 2024, the completion of the Internalization terminated the agreements for property management and asset management fees. Following the completion of the Internalization, we no longer pay property management and asset management fees.

General and administrative expenses

The $2.6 million increase in general and administrative expenses for the three months ended June 30, 2025 is primarily due to the Internalization of management. This increase was mainly comprised of $1.2 million of employee compensation, and $0.3 million for stock-based compensation incurred during the three months ended June 30, 2025. For the three months ended June 30, 2025, there was $1.1 million of non-recurring expenses mainly attributable to executive leadership changes and structuring costs.

Other expenses and income

Interest expense

Interest expense for the three months ended June 30, 2025 decreased $2.0 million compared to the three months ended June 30, 2024. The decrease is primarily due to the decrease in debt of $316.9 million as of June 30, 2025 compared to $427.4 million as of June 30, 2024.

Gain/loss on sale of real estate

During the three months ended June 30, 2025, we sold 9 properties at a net gain of approximately $1.2 million. During the three months ended June 30, 2024, we sold two properties at a net loss of less than $0.1 million.

Impairment loss

The following table presents the impairment for the respective periods:

	Successor	Predecessor
	For the three months ended June 30,
(unaudited, in thousands, except number of properties)	2025	2024
Number of properties	11	—
Carrying value prior to impairment loss	$25,062	$—
Fair value	22,084	—
Impairment loss	$2,978	$—

During the three months ended June 30, 2025, we recorded an impairment loss of $3.0 million relating to 11 properties. During the three months ended June 30, 2024, there was no impairment loss for the quarter. The amount of impairment fluctuates each period based on existing facts and circumstances.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the six months ended June 30,	2025	2024	$	%
Revenues
Rental revenues	$33,612	$29,627	$3,985	13
Other income	185	242	(57)	(24)
Total revenues	33,797	29,869	3,928	13

Operating expenses
Depreciation and amortization	17,271	14,296	2,975	21
Property operating expenses	5,090	3,691	1,399	38
Property management fees	—	1,007	(1,007)	(100)
Asset management fees	—	2,068	(2,068)	(100)
General and administrative expenses	6,118	1,361	4,757	> 100
Total operating expenses	28,479	22,423	6,056	27

Other expenses (income)
Interest expense	9,144	13,292	(4,148)	(31)
Gain on sale of real estate	(1,661)	(337)	(1,324)	> (100)
Impairment loss	3,406	591	2,815	> 100
Income taxes	296	281	15	5
Total other expenses	11,185	13,827	(2,642)	(19)
Net loss	$(5,867)	$(6,381)	$514	(8)

Rental Revenues

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the six months ended June 30,	2025	2024	$	%
Revenues:
Contractual rental amounts billed	$30,538	$25,891	$4,647	18
Recovery income	4,100	3,125	975	31
Adjustment to recognize contractual rental amounts on a straight-line basis	408	777	(369)	(47)
Variable rental amounts earned	218	749	(531)	(71)
Above/below market lease amortization, net	(1,652)	(915)	(737)	(81)
Total rental revenues	$33,612	$29,627	$3,985	13

The $4.0 million increase in total rental revenues for the six months ended June 30, 2025 was attributable to the growth of our real estate portfolio. During the six months ended June 30, 2024, the portfolio decreased by five properties that were sold. During the six months ended June 30, 2025, the portfolio increased by 22 acquisitions and offset by 10 properties that were sold.

The $1.0 million increase in recovery income was mainly due to the growth in properties and property expense recovered from tenants during the six months ended June 30, 2025.

Operating Expenses

Depreciation and amortization

The $3.0 million increase in depreciation and amortization for the six months ended June 30, 2025 was primarily due to the growth of our real estate portfolio through new acquisitions in the year ended December 31, 2024 and the six months ended June 30, 2025.

Property operating expenses

The $1.4 million increase in property operating expenses for the six months ended June 30, 2025 was mainly due to the increase in number of properties in our portfolio. Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance and repairs, and in many cases capital costs. For the six months ended June 30, 2025, we incurred $0.8 million in aggregate of expenses that were not tenant obligations, which includes non-recurring legal costs and property operating expenses incurred on vacant properties.

Property management and asset management fees

Property management and asset management fees for the six months ended June 30, 2024 were $1.0 million and $2.1 million, respectively. On October 2, 2024, the completion of the Internalization terminated the agreements for property management and asset management fees. Following the completion of the Internalization, we no longer pay property management and asset management fees.

General and administrative expenses

The $4.8 million increase in general and administrative expenses for the six months ended June 30, 2025 is primarily due to the Internalization of management. This increase was mainly comprised of $2.6 million of employee compensation, and $0.9 million for stock-based compensation incurred during the six months ended June 30, 2025. For the six months ended June 30, 2025, there was $1.3 million of non-recurring expenses mainly attributable to executive leadership changes and structuring costs.

Other expenses and income

Interest expense

Interest expense for the six months ended June 30, 2025 decreased $4.1 million compared to the six months ended June 30, 2024. The decrease is primarily due to the decrease in debt of $316.9 million as of June 30, 2025 compared to $427.4 million as of June 30, 2024.

Gain on sale of real estate

During the six months ended June 30, 2025 we sold 10 properties at a net gain of approximately $1.2 million. We received proceeds for an expropriation of a portion of another property for a net gain of approximately $0.5 million. During the six months ended June 30, 2024, we sold five properties at a net gain of approximately $0.3 million.

Impairment loss

The following table presents the impairment for the respective periods:

	Successor	Predecessor
	For the six months ended June 30,
(unaudited, in thousands, except number of properties)	2025	2024
Number of properties	11	1
Carrying value prior to impairment loss	$31,566	$2,590
Fair value	28,160	1,999
Impairment loss	$3,406	$591

During the six months ended June 30, 2025, we recorded an impairment loss of $3.4 million relating to 12 properties. During the six months ended June 30, 2024, we recorded an impairment loss of $0.6 million relating to one property. The amount of impairment fluctuates each period based on existing facts and circumstances.

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

Revolving Credit Facility

Upon closing of our IPO, a group of lenders, including JPMorgan Chase Bank, N.A. acting as administrative agent, provided commitments for our Revolving Credit Facility, allowing borrowings of up to $250.0 million, including $20.0 million available for issuance of letters of credit. Our Revolving Credit Facility has an initial maturity in October 2027 together with two 12-month extension options, subject to certain conditions, including payment of a 0.125% fee on the aggregate outstanding amount of the revolving commitments. We may elect to request an increase to the existing revolving commitments and/or the establishment of one or more new term loan commitments for an aggregate maximum amount of $200.0 million and not less than $25.0 million per request, in multiples of $5.0 million, subject to customary conditions.

The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments and 0.25% per annum if average daily usage in such quarter is equal to or less than 50% of total revolving commitments. Borrowings under our Revolving Credit Facility will bear interest at floating rates based on Adjusted SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. As of June 30, 2025, the applicable margin was 1.20%.

The Revolving Credit Facility contains an applicable facility fee based on our credit rating ranging between 0.125% and 0.30% per annum. As of June 30, 2025, the applicable facility fee was 0.30%.

As of June 30, 2025, we had $131.5 million of available capacity under our Revolving Credit Facility.

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

Borrowings under our Term Loan bear interest at floating rates based on Adjusted SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. As of June 30, 2025, the applicable margin was 1.20%.

Covenants

We are subject to various covenants and financial reporting requirements pursuant to our Revolving Credit Facility and Term Loan. The table below summarizes the applicable financial covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. As of June 30, 2025, we believe we were in compliance with our covenants.

Covenants	Required
Total Leverage Ratio	≤ 60%
Adjusted EBITDA to Fixed Charges Ratio	≥ 1.50 to 1.00
Secured Leverage Ratio	≤ 40%
Unencumbered NOI to Unsecured Interest Expense Ratio	≥ 1.75 to 1.00
Unsecured Leverage Ratio	≤ 60%
Tangible Net Worth	≥ 380,032

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of June 30, 2025. Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

(unaudited, in thousands)

Year of Maturity	Revolving Credit Facility (1)	Term Loan (1)	Interest Expense (2)	Dividend (3)	Commitments to Fund Investments (4)	Total
Remainder of 2025	$—	$—	$8,959	$6,102	$15,771	$30,832
2026	—	—	17,917	—	—	17,917
2027	118,500	200,000	14,931	—	—	333,431
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$118,500	$200,000	$41,807	$6,102	$15,771	$382,180

(1)	Our Revolving Credit Facility and Term Loan contain two 12-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the commitments.
(2)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2025.
(3)	Amounts include dividends declared as of June 30, 2025 of $0.215 per Common Stock and OP Unit. Future undeclared dividends are excluded.
(4)	Amounts include acquisitions under contract.

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

Cash Flows

Cash and cash equivalents totaled $8.4 million as of June 30, 2025, as compared to $16.6 million as of June 30, 2024. The table below shows information concerning cash flows for the six months ended June 30, 2025, and 2024:

	Successor	Predecessor
	For the six months ended June 30,
(unaudited, in thousands)	2025	2024
Net cash provided by operating activities	$17,359	$7,720
Net cash (used in) provided by investing activities	(51,795)	8,531
Net cash provided by (used in) financing activities	37,705	(16,760)
Net increase (decrease) in cash and cash equivalents	$3,269	$(509)

The change in net cash provided by operating activities during the six months ended June 30, 2025 as compared to six months ended June 30, 2024 was mainly due to growth in our real estate portfolio and increase in rental receipts offset by a decrease in interest expense of approximately $4.1 million. The remainder of the change in net cash provided by operating activities relates to timing of payment of payables and accrued liabilities.

The change in net cash (used in) provided by investing activities was due to 22 properties acquired and 10 properties sold during the six months ended June 30, 2025, compared to no properties acquired and five properties sold during the six months ended June 30, 2024.

The increase in net cash provided by (used in) financing activities during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is mainly due to the proceeds from debt of $50.0 million offset by distributions paid of $12.3 million compared to the $10.7 million of repayment of debt and $4.7 million of distributions paid, respectively.

Non-GAAP Financial Measures

Our reported results and net earnings per diluted share are presented in accordance with GAAP. We also disclose FFO, AFFO, EBITDA, EBITDAre, Adjusted EBITDAre, Annualized Adjusted EBITDAre, Adjusted NOI, Annualized Adjusted NOI, Adjusted Cash NOI, Annualized Adjusted Cash NOI, Net Debt and Fixed Charge Coverage Ratio, each of which are non-GAAP measures. We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

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

The following is a reconciliation of net income (which is the most comparable GAAP measure) to FFO and AFFO:

Reconciliation of net income to FFO and AFFO

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30,		For the six months ended June 30,
(unaudited, in thousands, except per share amounts)	2025	2024	2025	2024
Net loss	$(4,530)	$(3,012)	$(5,867)	$(6,381)
Depreciation on real property and amortization of real estate intangibles	9,466	6,971	17,271	14,296
(Gain)/ loss on sale of real estate	(1,194)	51	(1,661)	(337)
Impairment loss on real estate held for investment	2,978	—	3,406	591
Funds from Operations (“FFO”)	$6,720	$4,010	$13,149	$8,169
Diluted Weighted Average Shares Outstanding	27,827	—	27,825	—
FFO per share	$0.24	$—	$0.47	$—
Straight-line rent adjustments	(286)	(446)	(408)	(777)
Amortization of financing transaction and discount costs	400	1,036	795	2,092
Amortization of above/below market lease intangibles	941	476	1,652	915
Stock-based compensation	200	—	815	—
Lease termination fees	—	(223)	—	(637)
Adjustment for structuring and public company readiness costs	89	23	290	74
Other non-recurring expenses (1)	964	16	964	45
Adjusted Funds from Operations (“AFFO”)	$9,028	$4,892	$17,257	$9,881
Diluted Weighted Average Shares Outstanding	27,827	—	27,825	—
AFFO per share	$0.32	$—	$0.62	$—

(1)	Other non-recurring expenses include one-time legal expenses, deal pursuit costs and other non-recurring items.

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

Adjusted EBITDAre and Annualized Adjusted EBITDAre are not measurements of performance under GAAP, and our Adjusted EBITDAre and Annualized Adjusted EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDAre and Annualized Adjusted EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

Adjusted Net Operating Income ("NOI") and Adjusted Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute Adjusted NOI as Adjusted EBITDAre and exclude general and administration expenses. We further adjust Adjusted NOI for non-cash revenue components of straight-line rent and other amortization expense to derive Adjusted Cash NOI. We believe Adjusted NOI and Adjusted Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level.

Adjusted NOI and Adjusted Cash NOI are not measurements of financial performance under GAAP and may not be comparable to similarly titled measures of other companies. You should not consider our measures as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

Annualized Adjusted NOI is calculated by multiplying Adjusted NOI for the applicable quarter by four and Annualized Adjusted Cash NOI is calculated by multiplying Adjusted Cash NOI for the applicable quarter by four. We believe these annualized figures provide a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter given the contractual nature of our long term net leases. You should not unduly rely on these measures as they are based on assumptions and estimates that may prove to be inaccurate. Our actual reported NOI for future periods may be significantly different from our Annualized Adjusted NOI and Annualized Adjusted Cash NOI.

The following table reconciles net income (which is the most comparable to GAAP measure) to EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI:

Reconciliation of net income to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI

Three months ended June 30,
(unaudited, in thousands)	2025
Net loss	$(4,530)
Depreciation and amortization	10,407
Interest expense	4,647
Income taxes	194
EBITDA	10,718
Gain on sale of real estate	(1,194)
Impairment loss on real estate held for investment	2,978
EBITDAre	12,502
Adjustment for current period investment activity (1)	383
Adjustment for current period disposition activity (2)	(72)
Adjustment for non-cash compensation expense (3)	200
Adjustment to exclude non-recurring expenses (4)	1,053
Adjustment to exclude net write-offs of accrued rental income	158
Adjusted EBITDAre	14,224
General and administrative, net of non-recurring	1,962
Adjusted Net Operating Income	16,186
Straight-line rental revenue, net	(277)
Adjusted Cash NOI	$15,909

Annualized EBITDAre	$50,008
Annualized Adjusted EBITDAre	$56,896
Annualized Adjusted NOI	$64,744
Annualized Adjusted Cash NOI	$63,636

(1)	Reflects an adjustment to give effect to all acquisitions during the period as if they had been acquired as of the beginning of the period.
(2)	Reflects an adjustment to give effect to all dispositions during the period as if they had been sold as of the beginning of the period.
(3)	Reflects an adjustment to exclude non-cash stock-based compensation expense.
(4)

Reflects an adjustment to exclude non-recurring expenses, including structuring and public company readiness costs, lease termination fees, legal one-time expenses, and other non-recurring income or expenses.

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

The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt, and presents the ratios of Net Debt to EBITDAre and Net Debt to Annualized Adjusted EBITDAre:

Reconciliation of total debt to Net Debt and ratio of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre and Fixed Charge Coverage Ratio

As of June 30,
(unaudited, in thousands)	2025
Debt
Term Loan	$200,000
Revolving Credit Facility	118,500
Gross Debt	318,500
Cash and cash equivalents	(8,363)
Net Debt	$310,137
Leverage Ratios:
Net Debt to Annualized EBITDAre	6.2x
Net Debt to Annualized Adjusted EBITDAre	5.5x

The Adjusted EBITDA to Fixed Charge Ratio is the ratio of Adjusted EBITDA to fixed charges as of the last day of any fiscal quarter. Adjusted EBITDA is computed as net income adjusted for depreciation and amortization, interest expense, income tax expense, extraordinary or nonrecurring items, fees in connection with debt financing, acquisitions and dispositions and capital markets transactions, non-cash items and equity in net income of unconsolidated subsidiaries minus a reserve for replacements with respect to certain properties. Fixed charges are computed on a consolidated basis as interest expense (excluding amortization of fees paid in cash and discounts and premiums on debt), plus regularly scheduled principal repayments of debt (excluding any balloon or similar payments), plus any preferred dividends payable in cash.

The Annualized Fixed Charges is calculated by multiplying fixed charges for the applicable quarter by four. The Fixed Charge Coverage Ratio is the ratio of Annualized Adjusted EBITDAre to Annualized Fixed Charges. We believe this ratio is useful to investors and analysts as it is used to evaluate our liquidity and ability to obtain financing.

The following table summarizes our fixed charges, and presents Annualized Fixed Charges to Annualized Adjusted EBITDAre:

As of June 30,
(unaudited, in thousands)	2025
Interest Expense	$4,647
Less: Non-cash interest	(400)
Fixed Charges	4,247
Annualized Fixed Charges	$16,988
Annualized Adjusted EBITDAre / Annualized Fixed Charges	3.3x

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

As of June 30, 2025 and December 31, 2024, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk or other relevant market rates or prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have made mortgage loans to certain buyers of our properties and any default under such loans could materially and adversely affect our results of operations and financial condition.

We have in the past, and may in the future continue to, make mortgage loans to extend financing to certain buyers of our properties. We are at a risk of loss on these loans, including losses as a result of defaults on such loans. A default by a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect our results of operations and financial condition. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us. In the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property.

There have been no other material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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
3.3

Amended and Restated Partnership Agreement of FrontView Operating Partnership LP, dated as of October 3, 2024 (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed October 7, 2024 and incorporated herein by reference)

10.1+

Employment Agreement by and among FrontView REIT Inc, FrontView Operating Partnership LP, FrontView Employee Sub, LLC, and Pierre Revol, effective July 21, 2025 (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed June 30, 2025 and incorporated herein by reference.)

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FRONTVIEW REIT, INC.

Date: August 14, 2025	/s/ Stephen Preston
Stephen Preston
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2025	/s/ Pierre Revol
Pierre Revol
Chief Financial Officer (Principal Financial Officer)