Form 10-Q
period 2025-09-30
FrontView REIT, Inc.
filed 2025-11-13
CIK 1988494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

There were 21,653,669 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of November 10, 2025.

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

Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which was filed with the SEC on August 14, 2025. The “Risk Factors” in our Annual Report on Form 10-K should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Real estate held for investment, at cost
Land	$325,699	$332,944
Buildings and improvements	399,052	386,462
Total real estate held for investment, at cost	724,751	719,406
Less accumulated depreciation	(45,065)	(40,398)
Real estate held for investment, net	679,686	679,008
Assets held for sale	17,667	5,898
Mortgage loans receivable	10,274	—
Cash and cash equivalents	19,595	5,094
Intangible lease assets, net	101,685	114,868
Other assets	17,883	16,941
Total assets	$846,790	$821,809
LIABILITIES AND EQUITY
Liabilities
Debt, net	$307,071	$266,538
Intangible lease liabilities, net	14,050	14,735
Accounts payable and accrued liabilities	21,518	17,858
Total liabilities	342,639	299,131
Equity
FrontView REIT, Inc. equity
Common Stock, $0.01 par value 450,000,000 shares authorized, 21,267,861 shares issued and outstanding as of September 30, 2025	212	173
Additional paid-in capital	405,222	331,482
Accumulated deficit	(19,285)	(6,834)
Accumulated other comprehensive loss	(938)	—
Total FrontView REIT, Inc. equity	385,211	324,821
Non-controlling interests	118,940	197,857
Total equity	504,151	522,678
Total liabilities and equity	$846,790	$821,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share amounts)

	Successor	Predecessor (1)	Successor	Predecessor (1)
	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenues	$16,602	$14,533	$50,206	$44,160
Interest income on mortgage loans receivable	156	—	164	—
Other income	45	1	230	243
Total revenues	16,803	14,534	50,600	44,403
Operating expenses
Depreciation and amortization	7,351	7,119	24,622	21,415
Property operating expenses	2,209	2,003	7,299	5,694
Property management fees	—	494	—	1,501
Asset management fees	—	1,034	—	3,102
General and administrative expenses	3,112	697	9,230	2,059
Total operating expenses	12,672	11,347	41,151	33,771
Other expenses (income)
Interest expense	4,564	6,463	13,708	19,755
Gain on sale of real estate	(7,583)	—	(9,244)	(337)
Impairment loss	1,551	—	4,957	591
Income taxes	52	63	348	344
Total other expenses	(1,416)	6,526	9,769	20,353
Net income (loss)	5,547	(3,339)	(320)	(9,721)
Less: Net loss attributable to convertible non-controlling preferred interests	—	908	—	2,652
Less: Net (income) loss attributable to non-controlling interests	(1,532)	—	601	—
Net income (loss) attributable to NADG NNN Property Fund LP (Predecessor) and to FrontView REIT, Inc. (Successor)	$4,015	$(2,431)	$281	$(7,069)
Weighted average number of common shares outstanding
Basic	20,723,471	—	19,071,703	—
Diluted	27,834,670	—	27,828,225	—
Net income (loss) per share attributable to common stockholders
Basic	$0.19	$—	$(0.01)	$—
Diluted	$0.19	$—	$(0.01)	$—
Comprehensive income (loss)
Net income (loss)	$5,547	$(3,339)	$(320)	$(9,721)
Other comprehensive income (loss)
Change in fair value of interest rate swaps	37	—	(1,474)	—
Comprehensive income (loss)	5,584	(3,339)	(1,794)	(9,721)
Less: Comprehensive loss attributable to convertible non-controlling preferred interests	—	908	—	2,652
Less: Comprehensive (income) loss attributable to non-controlling interests	(1,542)	—	1,163	—
Comprehensive income (loss) attributable to NADG NNN Property Fund LP (Predecessor) and to FrontView REIT, Inc. (Successor)	$4,042	$(2,431)	$(631)	$(7,069)
(1)
The Company determined that earnings per unit in the Predecessor period would not be meaningful to users of this filing, given the different unitholders in the Predecessor.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balances, December 31, 2024 (Successor)	$173	$331,482	$(6,834)	$—	$197,857	$522,678
Conversion of 229,200 OP Units to 229,200 shares of Common Stock	2	4,711	—	—	(4,713)	—
Stock-based compensation	—	615	—	—	—	615
Distributions declared ($0.215 per share and OP Unit)	—	—	(3,767)	—	(2,411)	(6,178)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(773)	—	—	773	—
Change in fair value of interest rate swaps	—	—	—	(112)	(67)	(179)
Net loss	—	—	(833)	—	(504)	(1,337)
Balances, March 31, 2025 (Successor)	$175	$336,035	$(11,434)	$(112)	$190,927	$515,591
Conversion of 2,898,389 OP Units to 2,898,389 shares of Common Stock	29	60,464	—	—	(60,493)	—
Stock-based compensation, net of 392,068 shares of stock forfeited	—	200	—	—	—	200
Distributions declared ($0.215 per share and OP Unit), net	—	—	(4,392)	—	(1,578)	(5,970)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(7,321)	—	—	7,321	—
Change in fair value of interest rate swaps	—	—	—	(853)	(479)	(1,332)
Net loss	—	—	(2,901)	—	(1,629)	(4,530)
Balances, June 30, 2025 (Successor)	$204	$389,378	$(18,727)	$(965)	$134,061	$503,951
Conversion of 837,765 OP Units to 837,765 shares of Common Stock	8	17,339	—	—	(17,347)	—
Stock-based compensation	—	750	—	—		750
Distributions declared ($0.215 per share and OP Unit)	—	—	(4,573)	—	(1,553)	(6,126)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(2,245)	—	—	2,245	—
Change in fair value of interest rate swaps	—	—	—	27	10	37
Net income	—	—	4,015	—	1,532	5,547
Balances, September 30, 2025 (Successor)	$212	$405,222	$(19,285)	$(938)	$118,940	$504,151

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Partners' Capital	Total Equity
Balances, December 31, 2023 (Predecessor)	$—	$—	$—	$—	$197,071	$197,071
Accretion of non-controlling interests	—	—	—	—	(2,532)	(2,532)
Distributions	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	(2,452)	(2,452)
Balances, March 31, 2024 (Predecessor)	$—	$—	$—	$—	$192,083	$192,083
Accretion of non-controlling interests	—	—	—	—	(2,442)	(2,442)
Distributions	—	—	—	—	(1,504)	(1,504)
Net loss	—	—	—	—	(2,186)	(2,186)
Balances, June 30, 2024 (Predecessor)	$—	$—	$—	$—	$185,951	$185,951
Accretion of non-controlling interests	—	—	—	—	(2,542)	(2,542)
Distributions	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	(2,431)	(2,431)
Balances, September 30, 2024 (Predecessor)	$—	$—	$—	$—	$180,974	$180,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(320)	$(9,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,622	21,415
Amortization of above/below market leases	2,304	1,338
Amortization of financing transaction and discount costs	1,199	3,145
Amortization of software costs	26	25
Net cash received from derivative settlements	778	—
Non-cash rental revenue adjustments	(340)	(970)
Gain on sale of real estate	(9,244)	(337)
Stock-based compensation	1,565	—
Impairment loss	4,957	591
Changes in operating assets and liabilities:
Other assets	(1,994)	214
Accounts payable and accrued liabilities	2,064	(428)
Net cash provided by operating activities	25,617	15,272

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate held for investment	(83,797)	(523)
Deposits on real estate held for investment	744	(350)
Deferred leasing costs and other additions to real estate held for investment	(1,606)	(1,103)
Investment in mortgage loans receivable	(10,274)	—
Net proceeds from sale of real estate	57,129	9,846
Net proceeds from expropriation	4,953	85
Additions to software costs	—	(21)
Net cash (used in) provided by investing activities	(32,851)	7,934

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	50,000	—
Repayment of debt	(10,000)	(20,913)
Financing transaction costs	—	(416)
Deferred offering costs	—	(2,843)
Cash distributions paid to stockholders	(11,996)	(1,500)
Cash distributions paid to Preferred Unit holders	(16)	(12)
Cash distributions paid to non-controlling convertible preferred interests	—	(4,864)
Cash distributions paid to non-controlling interests	(6,253)	—
Contributions from non-controlling convertible preferred interests	—	108
Net cash provided by (used in) financing activities	21,735	(30,440)
Net increase (decrease) in cash and cash equivalents during the period	14,501	(7,234)
Cash and cash equivalents, beginning of period	5,094	17,129
Cash and cash equivalents, end of period	$19,595	$9,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Successor	Predecessor
	For the nine months ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,900	$16,531
Non-cash disclosures of non-cash investing and financing activities:
Accrued real estate development and improvement costs	$621	$1,627
Accrued deferred leasing fees	$111	$559
Accrued deferred offering costs	$—	$225
Conversion of OP Units to Common Stock and additional paid-in capital	$82,553	$—
Distributions payable to convertible non-controlling preferred interests	$—	$1,633
Distributions payable	$6,134	$—

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

The Company is an internally-managed net-lease REIT that acquires, owns and manages primarily properties with frontage that are net leased to a diversified group of tenants. The Company is differentiated by an investment approach focused on properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers. As of September 30, 2025, the Company owned a well-diversified portfolio of 307 properties with direct frontage across 37 U.S. states.

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

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	September 30, 2025			December 31, 2024
	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership Interest	21,267,861	6,566,809	27,834,670	17,290,663	10,532,163	27,822,826
Percent Ownership of OP	76.4%	23.6%	100.0%	62.1%	37.9%	100.0%

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025, which provide a more complete understanding of the Company's accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2025, and 2024 are not necessarily indicative of the results for the full year.

Generally, a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a voting interest entity in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affects its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. The Company has concluded that the OP is a VIE and consolidates its interest in the OP as the Company is deemed to be the primary beneficiary. The portion of the OP not owned by the Company is presented as non-controlling interests as of September 30, 2025 and December 31, 2024.

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the real estate properties, including the related intangible lease assets and liabilities, as well as straight-line revenue recognition of the associated lease. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. If the estimated fair value less selling costs is lower than the carrying value, the difference will be recorded as an impairment on assets held for sale in the condensed consolidated statements of operations and comprehensive income (loss). The Company estimated the fair value of the assets held for sale using Level 2 and Level 3 inputs based on the negotiated selling price, less costs of disposal, received from a third party and a capitalized fair value approach, less costs of disposal, based on market rents and capitalization rates from comparable transactions, respectively. The results of operations for properties disposed of or classified as held for sale were not reclassified as discontinued operations as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations.

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

The Company determined the fair value measurement using a range of significant unobservable fair value level inputs, including broker market information and recent comparable sales transactions.

The following table summarizes the Company's impairment for the respective periods:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except number of properties)	2025	2024	2025	2024
Number of properties	6	—	14	1
Impairment loss	$1,551	$—	$4,957	$591

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

As of September 30, 2025 and December 31, 2024, all of the Company's leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases and reasonably certain renewal periods. The difference between rental revenue recognized and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of other assets in the condensed consolidated balance sheets. If the Company determines that collectability of the lease payments is not probable, the Company records an adjustment to rental revenues to reduce the outstanding receivables where collectability is not probable including deferred rent receivables. Future revenue recognized is limited to amounts paid by the lessee.

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

For the three and nine months ended September 30, 2025, and September 30, 2024, the Company had no individual tenants or common franchises that accounted for more than 10% of rental revenues, excluding lease termination fees.

In accordance with ASC 842, provisions for uncollectible rent are recorded as an offset to rental revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Mortgage Loans Receivable

The Company provided seller-financing to the acquirers of certain real estate property sales. As of September 30, 2025, the Company had four mortgage loans receivables in its portfolio.

The full gain on sale of the properties is recognized at the time of disposition. Interest income associated with the mortgage loans receivable is recognized when earned. The Company evaluates its loan receivable balances, including accrued interest, for potential credit losses by analyzing the credit of the borrower, the remaining time to maturity of the loan, collateral value and quality, and other relevant factors. Allowance is recorded when management determines that full recovery of the contractually specified payments of principal and interest is doubtful.

Cash and Cash Equivalents

Cash and cash equivalents comprise amounts held in operating bank and money market accounts.

Financing Transaction and Discount Costs

Financing transaction costs incurred in connection with obtaining debt are deferred and amortized over the term of the related debt. For any debt acquired at a discount, where the fair value of debt is less than the carrying amount, the fair value discount is amortized over the term of the related debt using the effective interest method. The amortization of financing transaction costs and fair value discount is charged to interest expense on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The unamortized balance of deferred financing transaction costs associated with the revolving credit facility and term loan are reported within other assets and debt, net, respectively, in the condensed consolidated balance sheets.

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

Non-Controlling Interests

Non-controlling interests represent the interests held in the OP of 23.6% as of September 30, 2025, by third parties and related parties involved in the Internalization which are accounted for as a separate component of equity.

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

Stock-Based Compensation

The Company has issued restricted stock units ("RSUs") under its 2024 Omnibus Equity and Incentive Plan (“Equity and Incentive Plan”). The Company accounts for stock-based incentives in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation expense be recognized based on the awards estimated grant date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) over the appropriate vesting period on a straight-line basis or at the cumulative amount vested at each balance sheet date, if greater. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on RSUs issued under the Equity and Incentive Plan are recorded as cumulative distributions in excess of retained earnings in the condensed consolidated balance sheets.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to continue to qualify as a REIT. To qualify as a REIT, the Company is subject to various requirements including that it generally must distribute at least 90% of its taxable income (other than net capital gain) to its shareholders as dividends. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income (including net capital gain) and to a 4% non-deductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed taxable income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost, unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2025, the Company believes it is in compliance with all applicable REIT requirements.

The Company intends to distribute 100% of its taxable income on an annual basis and, therefore, is not required to pay any federal income tax on its own taxable income.

The Company is subject to state and local income or franchise taxes in certain jurisdictions in which some of its properties are located and records these within income taxes in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three and nine months ended September 30, 2025 and September 30, 2024.

The Company and certain of its subsidiaries (including the Predecessor) are required to file income tax returns with U.S. federal and state taxing authorities. As of September 30, 2025, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2023 and 2024 tax years, and the Predecessor’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2021 through 2024 tax years.

Earnings Per Share

Earnings per common share have been computed pursuant to the guidance in ASC 260, Earnings Per Share, which requires the classification of the Company’s unvested shares of restricted Common Stock, which contain rights to receive non-forfeitable dividends as participating securities requiring the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of Common Stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company's calculation of earnings per share excludes the income attributable to unvested shares of restricted Common Stock from the numerator of the calculation and the weighted average shares of Common Stock and potentially dilutive securities in accordance with the treasury stock method and /or if converted method. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the periods presented do not include the unvested restricted stock units.

Concentration of Credit Risk

Credit risk arises from the potential that a counterparty will fail to perform its obligations. The Company is not exposed to significant credit risk as the Company maintains a number of diverse tenants which mitigates the credit risk.

Segment Reporting

The Company currently operates in a single reportable segment, which includes the acquisition, leasing, mortgage loan financing and ownership of net leased properties. The Company's chief operating decision maker (“CODM”) is the Company's executive management team, which consists of the Chief Executive Officer and Chief Financial Officer. The CODM assesses, measures, and reviews the operating and financial results at the consolidated level for the entire portfolio and therefore, each property or property type is not considered an individual operating segment. The Company does not evaluate the results of operations based on geography, size, or property type.

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

The following table summarizes the carrying amount reported in the Condensed Consolidated Balance Sheets and the Company's estimate of the fair value of debt:

(in thousands)	September 30, 2025	December 31, 2024
Carrying amount	$308,500	$268,500
Fair value	308,546	268,500

The Company has financial instruments which include cash and cash equivalents, other assets, mortgage loans receivable, and accounts payable and accrued liabilities, which are carried at amortized cost and approximate their fair value unless otherwise noted.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025, and 2024, to present separate line items under revenue.

Subsequent Events

The Company evaluates subsequent events for disclosure in these condensed consolidated financial statements through the date of which these condensed consolidated financial statements were available to be issued.

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU enhances expense disclosures on both an annual and interim basis by requiring public business entities to disclose additional information about specific expense categories in the notes to the condensed consolidated financial statements. This ASU requires public entities to disclose, in a tabular format, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, for each income statement line item that contains those expenses. Specific expenses, gains and losses that are already disclosed under existing GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts will need to be described qualitatively. Additionally, the ASU requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of adopting this ASU.

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

As of September 30, 2025 and December 31, 2024, the Company had a portfolio of 307 real estate properties. The average remaining lease term, excluding renewal options, for real estate properties owned by the Company as of September 30, 2025 and December 31, 2024 was approximately 7.2 years and 7.4 years, respectively.

During the nine months ended September 30, 2025, the Company acquired 25 properties for an aggregate purchase price (including acquisition costs) of $83.8 million. All of the properties acquired during the nine months ended September 30, 2025, were leased at acquisition with an average remaining lease term of approximately 11.6 years.

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

The acquisitions were all accounted for as asset acquisitions. The Company allocated the purchase price of these properties to the fair values of the assets and liabilities assumed, which is summarized in the following table:

(in thousands)	September 30, 2025	December 31, 2024
Land	$20,512	$28,597
Buildings	49,653	51,138
Site improvements	4,480	8,423
Other assets	122	340
Intangible assets:
Above-market leases	2,241	7,311
In-place leases and origination costs	9,422	10,846
	86,430	106,655
Liabilities assumed:
Below-market leases intangible liabilities	(2,488)	(1,649)
Accounts payable and accrued liabilities	(145)	(822)
Purchase price (including acquisition costs)	$83,797	$104,184

During the nine months ended September 30, 2025, the Company sold 25 real estate properties for $57.6 million. The Company received net proceeds of $54.5 million from the property sales, including $8.1 million of mortgage loans receivable, after paying closing costs of $3.1 million and recorded a gain on sale of $4.3 million. The aggregate cost and associated accumulated depreciation and amortization of the properties sold, at the date of sale, was $58.1 million and $8.0 million, respectively.

During the nine months ended September 30, 2025, the Company received proceeds for the expropriation from the state for a portion of real estate from two properties for $5.4 million. The Company received net proceeds of $5.0 million from the expropriation from the state, after paying closing costs of $0.4 million and recorded a gain on sale of $4.7 million. The aggregate cost of the portion of the properties that was expropriated was $0.2 million.

During the nine months ended September 30, 2025, the Company sold a partial interest in one real estate property for $2.8 million. The company received net proceeds of $2.6 million from the sale, including $2.2 million of mortgage loan receivable, after paying closing costs of $0.2 million and recorded a gain on sale of $0.2 million. The aggregate cost of the partial interest, at the date of the sale was $2.5 million.

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

The depreciation expense on real estate held for investment was as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation	$3,607	$2,923	$10,957	$8,783

The following table summarizes amounts reported as rental revenues on the accompanying condensed consolidated statements of operations and comprehensive income (loss):

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Rental revenues:
Contractual rental amounts billed	$15,325	$12,678	$45,863	$38,569
Recovery income	1,804	1,293	5,904	4,418
Adjustment to recognize contractual rental amounts on a straight-line basis	52	187	460	964
Variable rental amounts earned	73	798	283	1,547
Above/below market lease amortization, net	(652)	(423)	(2,304)	(1,338)
Total rental revenues	$16,602	$14,533	$50,206	$44,160

Total estimated future minimum rents to be received under non-cancelable leases in effect as of September 30, 2025, are as follows:

(in thousands)	September 30, 2025
Remainder of 2025	$14,943
2026	59,399
2027	55,616
2028	50,392
2029	46,619
2030	41,575
Thereafter	235,444
$503,988

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

4. MORTGAGE LOANS RECEIVABLE

In connection with the sales of certain real estate properties, the Company provided seller-financing to the acquirers. The loan-to-value (LTV) of the mortgage loans receivables range from 75.0% to 87.1%, and the interest rates and other terms and conditions were consistent with market standards. The Company recognized the full gain on sale of the properties in the amount of $0.4 million. Given the LTV's noted above, and that the mortgage loans receivable are fully collateralized by the underlying properties, no allowance for the mortgage loans receivable was recorded at September 30, 2025. Interest income associated with these mortgage loans receivable is recognized when earned.

The following is a summary of the Company's mortgage loans receivable portfolio as of September 30, 2025:

(in thousands, except percentages)
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	September 30, 2025
Mortgage	I/O	1	7.9%	7.9%	11-Jun-28	$1,734
Mortgage	I/O	1	7.6%	8.1%	30-Jun-29	5,400
Mortgage	I/O	1	8.0%	8.0%	25-Aug-28	2,240
Mortgage (2)	I/O	1	7.8%	7.8%	27-Oct-25	900
Total mortgage loans receivables						$10,274
(1)
I/O: Interest Only
(2)
The borrower has the right to extend the maturity date to November 26, 2025 and exercised this option on October 12, 2025.

5. INTANGIBLE ASSETS AND LIABILITIES

The following is a summary of intangible lease assets and liabilities and related accumulated amortization:

(in thousands) As of September 30, 2025	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$135,196	$65,838	$69,358
Above-market leases	50,135	23,987	26,148
Leasing fees	6,984	805	6,179
Total intangible lease assets	$192,315	$90,630	$101,685

Intangible lease liabilities:
Below-market leases	$26,123	$12,073	$14,050
Total intangible lease liabilities	$26,123	$12,073	$14,050

(in thousands) As of December 31, 2024	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$138,256	$60,773	$77,483
Above-market leases	51,871	21,385	30,486
Leasing fees	7,235	336	6,899
Total intangible lease assets	$197,362	$82,494	$114,868

Intangible lease liabilities:
Below-market leases	$25,607	$10,872	$14,735
Total intangible lease liabilities	$25,607	$10,872	$14,735

The amortization and net adjustment to rental revenue of intangible lease assets and liabilities was as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization:
Amortization of in-place leases and leasing fees	$3,643	$4,196	$13,367	$12,632

Net adjustment to rental revenue:
Above-market and below-market leases	$652	$423	$2,304	$1,338

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2025 and December 31, 2024 by category are as follows:

Years remaining as at	September 30, 2025	December 31, 2024
In-place leases and origination costs	9.6	9.1
Leasing fees	11.5	12.0
Above-market leases	7.9	8.2
Below-market leases	10.4	10.5

The estimated future amortization expense for intangible lease assets, net of intangible lease liabilities, are as follows:

(in thousands)	September 30, 2025
Remainder of 2025	$4,231
2026	16,102
2027	13,462
2028	10,945
2029	9,217
2030	6,951
Thereafter	26,727
$87,635

6. DEBT, NET

	As of September 30, 2025
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	SOFR + 1.20% *	$108,500
Term Loan	(b)	3-Oct-2027	SOFR + 1.20% *	200,000
Unamortized financing transaction costs, Term Loan				(1,429)
				$307,071

* The approximate SOFR rate at September 30, 2025 was 4.24%.

	As of December 31, 2024
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	Adjusted SOFR + 1.20% **	$68,500
Term Loan	(b)	3-Oct-2027	Adjusted SOFR + 1.20% **	200,000
Unamortized financing transaction costs, Term Loan				(1,962)
				$266,538

** The approximate SOFR rate at December 31, 2024 was 4.37%, plus a 10 basis point adjustment (“Adjusted SOFR”).

As of September 30, 2025 and December 31, 2024, the weighted average interest rate was 5.36% and 5.65%, respectively.

The aggregate principal repayment of the Company’s debt, excluding the unamortized financing transaction costs of $1.4 million, due in each of the years under the remaining term, are as follows:

(in thousands)	September 30, 2025
Remainder of 2025	$—
2026	—
2027	308,500

(a)
Revolving Credit Facility

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank, N.A., which provides for an unsecured revolving line of credit of $250.0 million, including $20.0 million available for issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility has a three-year term expiring on October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of 0.125% fee on the aggregate outstanding amount of the revolving commitments. Borrowings under the Revolving Credit Facility bear interest at floating rates based on adjusted SOFR plus an applicable margin based on the Company's leverage ratio ranging between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the

Revolving Credit Facility to remove the 10 bps credit spread adjustment applicable to adjusted SOFR. As of September 30, 2025 and December 31, 2024, the applicable margin was 1.20% as of each date. The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments. The commitment fee is payable quarterly in arrears on the first day of each calendar quarter and is included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

(b)
Term Loan

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank N.A. as administrative agent that provided commitments for an unsecured term loan, allowing borrowings of up to $200.0 million (the “Term Loan”). The Term Loan is available to be drawn until October 2025 and has an initial maturity of October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of a 0.125% fee on the aggregate outstanding principal amount of the Term Loan. The Term Loan bears interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio ranging between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Term Loan to remove the 10 bps credit spread adjustment applicable to adjusted SOFR. As of September 30, 2025 and December 31, 2024, the applicable margin was 1.20% as of each date.

Debt Covenants

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its Revolving Credit Facility and Term Loan agreements. These covenants require the Company to maintain certain financial ratios. As of September 30, 2025 and December 31, 2024, the Company believes it was in compliance with all of its loan covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of September 30, 2025. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the condensed consolidated balance sheets at fair value.

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

On September 10, 2025, the Company entered into five sequential interest rate swap agreements to manage interest rate risk exposure on the Revolving Credit Facility, with the first interest rate swap agreement effective September 12, 2025. Each agreement is structured to commence immediately following the maturity of the preceding agreement. The aggregate notional amount on these contracts is $100.0 million, and they mature in six-month intervals, with the final maturity in March 2028. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a weighted average fixed rate of 3.22%, reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instruments due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the three and nine months ended September 30, 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

The Company expects a gain of $1.7 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) consisted of the following for the three and nine months ended September 30, 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(in thousands) Derivatives in Cash Flow Hedging Relationships	2025		2025
For the three months ended September 30
Interest rate swaps	$379	Interest expense, net	$342

For the nine months ended September 30
Interest rate swaps	$(696)	Interest expense, net	$778

The table below shows the fair value and location of the derivatives recognized in the Company’s condensed consolidated balance sheets:

	Derivative Assets
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2025
Interest rate swaps	Other assets	$253

	Derivative Liabilities
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2025
Interest rate swaps	Accounts payable and accrued liabilities	$(1,727)

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

Dividends

During the nine months ended September 30, 2025, the Board of Directors declared the following Common Stock and OP Unit quarterly dividends:

(in thousands, except per share amounts)
For the nine months ended September 30, 2025
Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
18-Mar-2025	$0.215	31-Mar-2025	$6,178	15-Apr-2025
13-May-2025	0.215	30-Jun-2025	6,102	15-Jul-2025
12-Aug-2025	0.215	30-Sep-2025	6,126	15-Oct-2025
	$0.645		$18,406

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

For the three months ended September 30, 2025, there were 837,765 OP Units redeemed which the Company settled by issuing 837,765 shares of Common Stock.

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

During the three and nine months ended September 30, 2025, the Company recorded amortization of the assembled work force of $0.1 million and $0.3 million, respectively. This is included in depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

11. STOCK-BASED COMPENSATION

The only stock-based compensation granted by the Company were service-based RSUs. The total amount of stock-based compensation expense recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $0.8 million and $1.6 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the remaining unamortized stock-based compensation expense totaled $8.5 million, and these awards are expected to be recognized over a remaining weighted average period of 1.9 years. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

Pursuant to the Equity and Incentive Plan, the Company made service-based grants of RSUs to certain employees and non-employee directors. The RSUs have no rights as a common stockholder, but have dividend equivalent rights equal to the cash dividends paid with respect to the corresponding number of common shares to be issued in respect of the RSUs. The vesting terms of these grants are specific to the individual grant, with a maximum term of 5 years, are subject to the holder's continued service through the applicable vesting dates and the terms of the individual grant agreements. The grant date fair value of service-based RSUs were based on the market price per share of the Company's Common Stock on the grant date or on the 10-day volume weighted average price per share of the Company's Common Stock on the grant date.

The following table presents information about the Company's RSU activity during the nine months ended September 30, 2025:

	September 30, 2025
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of December 31, 2024	556	$19.00
Granted during the period	507	12.97
Vested during the period	(12)	19.00
Forfeited during the period	(392)	16.60
Unvested RSU grants outstanding as of September 30, 2025	659	$15.79

12. EARNINGS PER SHARE

The following table summarizes the components used in the calculation of basic and diluted earnings per share ("EPS"):

(in thousands, except per share amounts)	Three months ended September 30, 2025	Nine months ended September 30, 2025
Basic earnings:
Net income attributable to FrontView REIT, Inc. common shareholders	$4,015	$281
Less: income allocated to participating unvested restricted stock units	(142)	(456)
Net income (loss) used to compute basic earnings per common share	$3,873	$(175)

Diluted earnings:
Net income (loss) used to compute basic earnings per common share	$3,873	$(175)
Add: net income (loss) attributable to non-controlling interests	1,532	(601)
Net earnings used to compute diluted earnings per common share	$5,405	$(776)

Weighted average number of common shares outstanding	21,358	19,742
Less: weighted average unvested restricted stock units (1)	(635)	(670)
Weighted average number of common shares outstanding used in basic earnings per common share	20,723	19,072
Add: effects of convertible OP Units (2)	7,112	8,756
Weighted average number of common shares outstanding used in diluted earnings per common share	27,835	27,828

Basic and Diluted earnings per share	$0.19	$(0.01)
(1)
Represents the weighted average effects of 659 unvested RSUs of Common Stock as of September 30, 2025, which will be excluded from the computation of earnings per share until they vest.
(2)
Represents the weighted average effects of 6,567 OP Units outstanding at September 30, 2025.

13. OTHER ASSETS

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable, net	$3,270	$1,960
Deferred rent receivables	9,429	8,969
Fair value of interest rate swaps	253	—
Deferred financing transaction costs, net	1,786	2,452
Prepaid expenses and other assets	3,145	3,560
Total other assets	$17,883	$16,941

14. RELATED PARTY TRANSACTIONS

Predecessor transactions

Related parties consist of the Predecessor’s general partner, their employees, officers, directors and parties related to them and entities under their control. In addition to disclosures elsewhere in these condensed consolidated financial statements:

(a)
During the three and nine months ended September 30, 2024, the Predecessor incurred asset management fees of $1.0 million and $3.1 million, respectively, and property management fees and direct costs of $0.5 million and $1.5 million, respectively, payable to NARS.
(b)
On October 2, 2024, the Company completed the Internalization and issued 931,490 OP Units as consideration (see Note 10).

Successor transactions

(a)
For the three and nine months ended September 30, 2025, the Company incurred outsourcing service fees of less than $0.1 million and $0.4 million, respectively, to North American Asset Management Corp. (“NAAM”), an affiliate of the Predecessor. The services are limited to property accounting and human resources support.

15. CONTINGENCIES

Litigation

From time to time, the Company is a party to various litigation matters incidental to the conduct of the Company’s business. While the resolution of such matters cannot be predicted with certainty, based on currently available information, the Company does not believe that the final outcome of any of these matters will have a material effect on its condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss) or liquidity.

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

As of September 30, 2025, the Company did not have any material commitments that could not be funded for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

16. SUBSEQUENT EVENTS

The Company identified the following events subsequent to September 30, 2025 that are not recognized in the accompanying condensed consolidated financial statements:

(a)
On October 15, 2025, the Company paid distributions in the aggregate amount of $6.1 million.
(b)
On October 24, 2025, the Company amended the Revolving Credit Facility and Term Loan agreements to revise the applicable margin based on the Company's leverage ratio and updated financial covenants.
(c)
On November 11, 2025, the Board of Directors declared a quarterly distribution of $0.215 per share on the Company's Common Stock and OP Units for the quarter ended December 31, 2025, which will be payable on or before January 15, 2026 to stockholders and unitholders of record as of December 31, 2025.
(d)
On November 12, 2025, the Company entered into agreements providing for a $75.0 million delayed-draw convertible perpetual preferred equity investment led by Maewyn Capital Partners.

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

Overview

We are an internally-managed net-lease REIT that is experienced in acquiring, owning and managing properties that are net leased to a diversified group of tenants. We are a growing net-lease REIT and own a well-diversified portfolio of 307 properties with frontage across 37 U.S. states as of September 30, 2025. Our tenants include service-oriented businesses, such as medical and dental providers, quick service restaurants, casual dining, financial institutions, cellular stores, automotive stores, convenience stores and gas stations, discount retail, automotive dealers, fitness operators, car washes, pharmacies, home improvement stores, as well as professional services tenants.

We currently derive a majority of our revenue from rents received from individual tenants of each of our properties in our portfolio. Our properties are typically leased under long-term net leases. As of September 30, 2025, the ABR weighted average remaining term of our leases was approximately 7.2 years, excluding renewal options. Approximately 97.5% of our leases (based on ABR) had contractual rent escalations, including, in some cases, pursuant to option terms. As of September 30, 2025, we had 323 leases that represented 152 different concepts. Our top 10 concepts (based on ABR) represented approximately 24.3 % of our portfolio ABR as of September 30, 2025.

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

As of September 30, 2025, we had total debt of $308.5 million, Net Debt of $288.9 million, Net Debt to Annualized Adjusted EBITDAre ratio of 5.3x and a Fixed Charge Coverage Ratio of 3.3x. Net Debt, Annualized Adjusted EBITDAre and Fixed Charge Coverage Ratio are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Our Real Estate Investment Portfolio

To achieve an appropriate risk-adjusted return, we intend to maintain a highly-diversified portfolio of properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers and maintain diversity across geographic locations, tenants, and brands and that have cross-diversification within each. We discuss below our portfolio diversification based on several different metrics and information provided as of September 30, 2025.

Diversification by Tenant Brand

We primarily seek tenants that operate service-oriented businesses, such as restaurants, cellular stores, financial institutions, automotive stores and dealers, medical and dental providers, convenience and gas stores, pharmacies, car washes, home improvement stores, grocery stores, fitness operators, professional services as well as general retail tenants. As of September 30, 2025, our properties were occupied by 323 leases that operated 152 different concepts, with no single concept accounting for more than 3.6% of our ABR.

The following table sets forth information with respect to each of our top 60 tenant concepts (based on ABR) as of September 30, 2025:

#	Tenant Concepts	# of Leases	% of ABR	Investment Grade Rated
1	Dollar Tree	14	3.6%	Yes
2	Fast Pace Urgent Care	8	2.8%	—
3	Verizon	9	2.8%	Yes
4	Raising Canes	6	2.5%	—
5	Adams Auto Group	3	2.3%	—
6	LA Fitness	3	2.2%	—
7	Oak Street Health	6	2.2%	—
8	IHOP	7	2.0%	—
9	Mammoth Car Wash	6	2.0%	—
10	Bank of America	5	1.9%	Yes
11	PNC Bank	6	1.9%	Yes
12	LA-Z-Boy	3	1.9%	—
13	CVS	4	1.8%	Yes
14	AT&T	6	1.7%	Yes
15	T-Mobile	9	1.7%	Yes
16	Chili's	3	1.6%	—
17	Wells Fargo	3	1.4%	Yes
18	Advance Auto Parts	7	1.4%	—
19	St. Joseph Hospice	2	1.4%	—
20	Heartland Dental	5	1.3%	—
21	Lowe's Home Improvement	1	1.2%	Yes
22	VASA Fitness	1	1.1%	—
23	Charles Schwab	1	1.1%	Yes
24	Aspen Dental	5	1.1%	—
25	Wendy's	5	1.1%	—
26	Parachute Plasma	2	1.1%	—
27	WSS	2	1.1%	—
28	Wellnow	4	1.0%	—
29	Walmart	1	1.0%	Yes
30	Best Buy	1	1.0%	Yes
31	Andy's Frozen Custard	4	1.0%	—
32	Burger King	4	1.0%	—
33	Edge Fitness	1	1.0%	—
34	Chase Bank	3	1.0%	Yes
35	Floor & Decor	1	1.0%	—
36	Tricolor	1	0.9%	—
37	Applebee's	3	0.9%	—
38	Walgreens	2	0.9%	—
39	Stop & Shop Gas	3	0.9%	Yes
40	Sleep Number	3	0.8%	—
41	Chuy's Mexican	2	0.8%	Yes
42	Texas Roadhouse	2	0.8%	—
43	Take 5 Oil Change	5	0.8%	—
44	Chipotle	4	0.7%	—
45	Auto Saavy	1	0.7%	—
46	Physicians Immediate Care	2	0.7%	—
47	Sonic	4	0.7%	—
48	7-Eleven	3	0.7%	Yes
49	Harbor Freight	2	0.7%	—
50	O'Reilly Auto Parts	4	0.6%	Yes
51	AutoZone	3	0.6%	Yes
52	Dollar General	3	0.6%	Yes
53	Planet Fitness	1	0.6%	—
54	McAlister's Deli	3	0.6%	—
55	Starbucks	4	0.6%	Yes
56	Range USA	1	0.6%	—
57	Twin Peaks	2	0.6%	—
58	Circle K	2	0.6%	Yes
59	Fulton Bank	1	0.5%	Yes
60	Longhorn Steakhouse	2	0.5%	Yes
	Top 60	214	73.6%
	Other (61 through 152)	109	26.4%
	Total Portfolio	323	100.0%

Diversification by Tenant Industry

The following chart shows a breakdown of our ABR by the tenant industries that comprised our portfolio as of September 30, 2025:

(in thousands, except for # of Leases, percentages, and Rent per Square Foot)

Industry	# of Leases	ABR	% of ABR	Square Feet	Rent per Square Foot
Medical and Dental Providers	48	$9,270	15.1%	286	$32.41
Quick Service Restaurants	61	$7,982	13.0%	179	$44.59
Casual Dining	38	$7,470	12.1%	234	$31.92
Financial Institutions	27	$5,882	9.6%	142	$41.42
Other - Service	21	$4,836	7.9%	229	$21.12
Cellular Stores	26	$4,066	6.6%	95	$42.80
Fitness Operators	7	$3,265	5.3%	215	$15.19
Automotive Stores	28	$3,222	5.3%	162	$19.89
Discount Retail	19	$2,919	4.8%	207	$14.10
Automotive Dealers	6	$2,690	4.4%	87	$30.92
Convenience Stores and Gas Stations	15	$2,616	4.3%	40	$65.40
Car Washes	10	$1,964	3.2%	33	$59.52
Home Improvement Stores	5	$1,690	2.8%	263	$6.43
Pharmacies	6	$1,652	2.7%	70	$23.60
Other - Necessity	5	$1,592	2.6%	284	$5.61
Professional Services	1	$173	0.3%	4	$43.25
Total	323	$61,289	100.0%	2,530	$24.22

Diversification by Geography

The following table sets forth information with respect to geographic diversification by state in our portfolio (based on ABR) as of September 30, 2025:

(in thousands, except for # of Properties, and percentages)

State	# of Properties(1)	Square Feet	% of ABR
IL	38	384	15.2%
GA	24	167	8.0%
TX	22	123	7.3%
OH	21	125	4.9%
FL	13	134	4.8%
NC	15	89	4.5%
IN	15	79	4.5%
TN	13	98	4.5%
PA	8	145	4.1%
VA	15	76	4.0%
NY	8	242	3.4%
AL	11	49	2.9%
SC	10	86	2.9%
MO	9	55	2.8%
MN	7	72	2.4%
MD	6	43	2.3%
MI	8	49	2.3%
AZ	6	40	2.2%
OK	9	48	2.1%
NJ	9	46	2.1%
LA	4	47	2.0%
ME	3	185	1.7%
KS	6	41	1.7%
KY	8	40	1.7%
CT	2	5	0.7%
MS	2	13	0.7%
CO	2	10	0.6%
UT	2	22	0.6%
NE	2	20	0.5%
WI	2	15	0.5%
NV	1	4	0.4%
AR	1	3	0.4%
ID	1	6	0.3%
RI	1	1	0.3%
SD	1	10	0.3%
MA	1	2	0.2%
WV	1	1	0.2%
Total	307	2,575	100.0%

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

Our Leases

Lease Maturity

Our portfolio was approximately 98.0% leased as of September 30, 2025. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments received under our long-term leases with our tenants. As of September 30, 2025, the ABR weighted average remaining term of our leases was approximately 7.2 years, excluding renewal options, and approximately 96.9 % of such leases (based on ABR) have renewal options remaining. As of September 30, 2025, no more than 11.4 % of our rental revenue was derived from leases that expire in any single year prior to 2030.

Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. We have 1 lease, representing approximately 0.2 % of our ABR, that will expire prior to December 31, 2025, with a tenant renewal option.

The following table presents our lease expirations by year as of September 30, 2025:

(in thousands, except for percentages, Rent per Square Foot, and # of Leases)

Year	ABR	% of ABR	Square Feet	Rent per Square Foot	# of Leases
Remainder of 2025	$159	0.2%	2	$79.50	1
2026	$3,149	5.1%	102	$30.87	20
2027	$7,007	11.4%	385	$18.20	34
2028	$3,893	6.3%	139	$28.01	27
2029	$5,981	9.8%	196	$30.52	32
2030	$6,223	10.2%	190	$32.75	32
2031	$4,717	7.7%	156	$30.24	28
2032	$5,329	8.7%	401	$13.29	24
2033	$2,632	4.3%	82	$32.10	17
2034	$4,142	6.8%	164	$25.26	21
Thereafter	$18,057	29.5%	698	$25.87	83
New Leases(1)	$—	—%	15	$—	4
Total	$61,289	100.0%	2,530	$24.22	323
(1)
Represents new tenant leases where rent hasn’t commenced.

We typically purchase properties that are subject to existing long-term net leases with a variety of remaining lease terms (initial terms of 10 years or more at lease signing that often have renewal options as well). Substantially all of our leases are net leases, meaning our tenant generally is obligated to pay customary expenses associated with the leased property (such as real estate taxes, insurance, maintenance and repairs, and in many cases, capital costs, subject to caps and exclusions in some leases). For the nine months ended September 30, 2025, we incurred an aggregate of approximately $1.2 million of expenses not reimbursed or paid by our tenants.

Approximately 97.5% of our leases (based on ABR) have rent escalations, including in some cases, pursuant to option terms, and generally ranging from 1.0% to 3.0% annually.

The following chart breaks down the type of rent increase provided in our leases (based on ABR) as of September 30, 2025:

Lease Escalations

ESCALATION TYPES[1]

Contractual Fixed Increases 96.3%
CPI-Related 1.2%
Flat 2.5%

1.6%

Weighted average rent growth

(1)
Includes contractual rent increases on tenant renewal options to the extent a lease is at the end of its initial term. Approximately 22% escalate annually, 2.5% have no escalations, and the rest escalate over longer periods.

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

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the three months ended September 30,	2025	2024	$	%
Revenues
Rental revenues	$16,602	$14,533	$2,069	14%
Interest income on mortgage loans receivable	156	—	156	> 100%
Other income	45	1	44	> 100%
Total revenues	16,803	14,534	2,269	16%

Operating expenses
Depreciation and amortization	7,351	7,119	232	3%
Property operating expenses	2,209	2,003	206	10%
Property management fees	—	494	(494)	(100)%
Asset management fees	—	1,034	(1,034)	(100)%
General and administrative expenses	3,112	697	2,415	> 100%
Total operating expenses	12,672	11,347	1,325	12%

Other expenses (income)
Interest expense	4,564	6,463	(1,899)	(29)%
Gain on sale of real estate	(7,583)	—	(7,583)	> (100)%
Impairment loss	1,551	—	1,551	> 100%
Income taxes	52	63	(11)	(17)%
Total other expenses	(1,416)	6,526	(7,942)	> (100)%
Net income (loss)	$5,547	$(3,339)	$8,886	> 100%

Rental Revenues

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the three months ended September 30,	2025	2024	$	%
Revenues:
Contractual rental amounts billed	$15,325	$12,678	$2,647	21%
Recovery income	1,804	1,293	511	40%
Adjustment to recognize contractual rental amounts on a straight-line basis	52	187	(135)	(72)%
Variable rental amounts earned	73	798	(725)	(91)%
Above/below market lease amortization, net	(652)	(423)	(229)	(54)%
Total rental revenues	$16,602	$14,533	$2,069	14%

Rental revenues for the three months ended September 30, 2025 increased $2.1 million compared to September 30, 2024, due to an increase in our portfolio from 278 properties as of September 30, 2024 to 307 properties as of September 30, 2025.

The $0.5 million increase in recovery income was mainly due to the growth in properties and property expense recovered from tenants during the three months ended September 30, 2025.

The $0.7 million decrease in variable rental amounts earned was attributable to lease termination fees received for certain properties during the three months ended September 30, 2024.

Interest income on mortgage loans receivable for the three months ended September 30, 2025 increased $0.2 million compared to September 30, 2024, due to an increase in mortgage loans receivable relating to seller financing in connection with the sale of certain properties.

Operating Expenses

Depreciation and amortization

The $0.2 million increase in depreciation and amortization for the three months ended September 30, 2025 was primarily due to the growth of our real estate portfolio through new acquisitions in the year ended December 31, 2024 and the nine months ended September 30, 2025.

Property operating expenses

The $0.2 million increase in property operating expenses for the three months ended September 30, 2025 was mainly due to the increase in the number of properties in our portfolio. Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance and repairs, and in many cases capital costs. For the three months ended September 30, 2025, we incurred $0.4 million in aggregate of expenses that were not tenant obligations, which includes non-recurring legal costs and property operating expenses incurred on vacant properties.

Property management and asset management fees

Property management and asset management fees for the three months ended September 30, 2024 were $0.5 million and $1.0 million, respectively. On October 2, 2024, the completion of the Internalization terminated the agreements for property management and asset management fees. Following the completion of the Internalization, we no longer pay property management and asset management fees.

General and administrative expenses

The $2.4 million increase in general and administrative expenses for the three months ended September 30, 2025 is primarily due to the Internalization of management. This increase was mainly comprised of $1.3 million of employee compensation and $0.8 million for stock-based compensation incurred during the three months ended September 30, 2025. For the three months ended September 30, 2025, we also incurred $0.2 million of non-recurring expenses mainly attributable to executive leadership changes and structuring costs as well as $0.1 million of director fees.

Other expenses and income

Interest expense

Interest expense for the three months ended September 30, 2025 decreased $1.9 million compared to the three months ended September 30, 2024. The decrease is primarily due to the decrease in debt of $307.1 million as of September 30, 2025 compared to $418.3 million as of September 30, 2024 as well as an increase of $0.3 million in net cash received from derivative settlements.

Gain on sale of real estate

During the three months ended September 30, 2025, we sold 15 properties at a net gain of approximately $7.6 million. During the three months ended September 30, 2024, we did not sell any properties.

Impairment loss

The following table presents the impairment for the respective periods:

	Successor	Predecessor
	For the three months ended September 30,
(unaudited, in thousands, except number of properties)	2025	2024
Number of properties	6	—
Carrying value prior to impairment loss	$9,713	$—
Fair value	8,162	—
Impairment loss	$1,551	$—

During the three months ended September 30, 2025, we recorded an impairment loss of $1.6 million relating to 6 properties. The amount of impairment fluctuates each period based on existing facts and circumstances. During the three months ended September 30, 2024, we did not record any impairment.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the nine months ended September 30,	2025	2024	$	%
Revenues
Rental revenues	$50,206	$44,160	$6,046	14%
Interest income on mortgage loans receivable	164	—	164	> 100%
Other income	230	243	(13)	(5)%
Total revenues	50,600	44,403	6,197	14%

Operating expenses
Depreciation and amortization	24,622	21,415	3,207	15%
Property operating expenses	7,299	5,694	1,605	28%
Property management fees	—	1,501	(1,501)	(100)%
Asset management fees	—	3,102	(3,102)	(100)%
General and administrative expenses	9,230	2,059	7,171	> 100%
Total operating expenses	41,151	33,771	7,380	22%

Other expenses (income)
Interest expense	13,708	19,755	(6,047)	(31)%
Gain on sale of real estate	(9,244)	(337)	(8,907)	> (100)%
Impairment loss	4,957	591	4,366	> 100%
Income taxes	348	344	4	1%
Total other expenses	9,769	20,353	(10,584)	(52)%
Net loss	$(320)	$(9,721)	$9,401	97%

Rental Revenues

	Successor	Predecessor
(unaudited, in thousands, except for percentages) For the nine months ended September 30,	2025	2024	$	%
Revenues:
Contractual rental amounts billed	$45,863	$38,569	$7,294	19%
Recovery income	5,904	4,418	1,486	34%
Adjustment to recognize contractual rental amounts on a straight-line basis	460	964	(504)	(52)%
Variable rental amounts earned	283	1,547	(1,264)	(82)%
Above/below market lease amortization, net	(2,304)	(1,338)	(966)	(72)%
Total rental revenues	$50,206	$44,160	$6,046	14%

The $6.0 million increase in rental revenues for the nine months ended September 30, 2025 was attributable to the growth of our real estate portfolio from 278 properties as of September 30, 2024 to 307 properties as of September 30, 2025.

The $1.5 million increase in recovery income was mainly due to the growth in properties and property expense recovered from tenants during the nine months ended September 30, 2025.

The $1.3 million decrease in variable rental amounts earned was attributable to lease termination fees received for certain properties during the nine months ended September 30, 2024.

Interest income on mortgage loans receivable for the nine months ended September 30, 2025 increased $0.2 million compared to September 30, 2024, due to an increase in mortgage loans receivable relating to seller financing in connection with the sale of certain properties.

Operating Expenses

Depreciation and amortization

The $3.2 million increase in depreciation and amortization for the nine months ended September 30, 2025 was primarily due to the growth of our real estate portfolio through new acquisitions in the year ended December 31, 2024 and the nine months ended September 30, 2025.

Property operating expenses

The $1.6 million increase in property operating expenses for the nine months ended September 30, 2025 was mainly due to the increase in the number of properties in our portfolio. Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance and repairs, and in many cases capital costs. For the nine months ended September 30, 2025, we incurred $1.2 million in aggregate of expenses that were not tenant obligations, which includes non-recurring legal costs and property operating expenses incurred on vacant properties.

Property management and asset management fees

Property management and asset management fees for the nine months ended September 30, 2024 were $1.5 million and $3.1 million, respectively. On October 2, 2024, the completion of the Internalization terminated the agreements for property management and asset management fees. Following the completion of the Internalization, we no longer pay property management and asset management fees.

General and administrative expenses

The $7.2 million increase in general and administrative expenses for the nine months ended September 30, 2025 is primarily due to the Internalization of management. This increase was mainly comprised of $3.9 million of employee compensation, and $1.6 million of stock-based compensation incurred during the nine months ended September 30, 2025. For the nine months ended September 30, 2025, there was also $1.5 million of non-recurring expenses mainly attributable to executive leadership changes and structuring costs and $0.2 million of director fees.

Other expenses and income

Interest expense

Interest expense for the nine months ended September 30, 2025 decreased $6.0 million compared to the nine months ended September 30, 2024. The decrease is primarily due to the decrease in debt of $307.1 million as of September 30, 2025 compared to $418.3 million as of September 30, 2024 as well as an increase of $0.8 million in net cash received from derivative settlements.

Gain on sale of real estate

During the nine months ended September 30, 2025 we sold 25 properties at a net gain of approximately $4.3 million. We received proceeds for the expropriation of a portion of two properties for a net gain of approximately $4.7 million. Additionally, we sold a partial interest of one property for a net gain of approximately $0.2 million. During the nine months ended September 30, 2024, we sold five properties at a net gain of approximately $0.3 million.

Impairment loss

The following table presents the impairment for the respective periods:

	Successor	Predecessor
	For the nine months ended September 30,
(unaudited, in thousands, except number of properties)	2025	2024
Number of properties	14	1
Carrying value prior to impairment loss	$41,279	$2,590
Fair value	36,322	1,999
Impairment loss	$4,957	$591

During the nine months ended September 30, 2025, we recorded an impairment loss of $5.0 million relating to 14 properties. During the nine months ended September 30, 2024, we recorded an impairment loss of $0.6 million relating to one property. The amount of impairment fluctuates each period based on existing facts and circumstances.

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

The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments and 0.25% per annum if average daily usage in such quarter is equal to or less than 50% of total revolving commitments. Borrowings under our Revolving Credit Facility will bear interest at floating rates based on SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. On September 16, 2025, we amended the Revolving Credit Facility to bear interest at floating rates based on SOFR plus an applicable margin based on the Company's leverage ratio per annum. As of September 30, 2025, the applicable margin was 1.20%.

The Revolving Credit Facility contains an applicable facility fee based on our credit rating ranging between 0.125% and 0.30% per annum. As of September 30, 2025, the applicable facility fee was 0.30%.

As of September 30, 2025, we had $141.5 million of available capacity under our Revolving Credit Facility.

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

Borrowings under our Term Loan bear interest at floating rates based on SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. On September 16, 2025, we amended the Term Loan to bear interest at floating rates based on SOFR plus an applicable margin based on the Company's leverage ratio per annum. As of September 30, 2025, the applicable margin was 1.20%.

Covenants

We are subject to various covenants and financial reporting requirements pursuant to our Revolving Credit Facility and Term Loan. The table below summarizes the applicable financial covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. As of September 30, 2025, we believe we were in compliance with our covenants.

Covenants	Required
Total Leverage Ratio	≤ 60%
Adjusted EBITDA to Fixed Charges Ratio	≥ 1.50 to 1.00
Secured Leverage Ratio	≤ 40%
Unencumbered NOI to Unsecured Interest Expense Ratio	≥ 1.75 to 1.00
Unsecured Leverage Ratio	≤ 60%
Tangible Net Worth	≥ 380,032

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2025. Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

(unaudited, in thousands)

Year of Maturity	Revolving Credit Facility (1)	Term Loan (1)	Interest Expense (2)	Dividend (3)	Commitments to Fund Investments (4)	Total
Remainder of 2025	$—	$—	$4,135	$6,134	$21,058	$31,327
2026	—	—	16,538	—	—	16,538
2027	108,500	200,000	13,782	—	—	322,282
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$108,500	$200,000	$34,455	$6,134	$21,058	$370,147
(1)
Our Revolving Credit Facility and Term Loan contain two 12-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the commitments.
(2)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2025.
(3)
Amounts include dividends declared as of September 30, 2025 of $0.215 per Common Stock and OP Unit. Future undeclared dividends are excluded.
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

On March 3, 2025, we entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk by converting a portion of our floating-rate debt to a fixed rate of 3.664%, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

On September 10, 2025, we entered into five sequential interest rate swap agreements to manage interest rate risk exposure on the Revolving Credit Facility, with the first interest rate swap agreement effective September 12, 2025. Each agreement is structured to commence immediately following the maturity of the preceding agreement. The aggregate notional amount on these contracts is $100.0 million, and they mature in six-month intervals, with the final maturity in March 2028. The interest rate swap agreements utilized by us effectively modifies our exposure to interest rate risk by converting a portion of our floating-rate debt to a weighted average fixed rate of 3.22%, reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

Cash Flows

Cash and cash equivalents totaled $19.6 million as of September 30, 2025, as compared to $9.9 million as of September 30, 2024. The table below shows information concerning cash flows for the nine months ended September 30, 2025, and 2024:

	Successor	Predecessor
	For the nine months ended September 30,
(unaudited, in thousands)	2025	2024
Net cash provided by operating activities	$25,617	$15,272
Net cash (used in) provided by investing activities	(32,851)	7,934
Net cash provided by (used in) financing activities	21,735	(30,440)
Net increase (decrease) in cash and cash equivalents	$14,501	$(7,234)

The change in net cash provided by operating activities during the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024 was mainly due to growth in our real estate portfolio and increase in rental receipts offset by a decrease in interest expense of approximately $6.0 million. The remainder of the change in net cash provided by operating activities relates to timing of payment of payables and accrued liabilities

The change in net cash (used in) provided by investing activities was due to 25 properties acquired and 25 properties sold during the nine months ended September 30, 2025, compared to no properties acquired and five properties sold during the nine months ended September 30, 2024.

The increase in net cash provided by (used in) financing activities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is mainly due to the proceeds from debt of $50.0 million, $10.0 million repayment of debt offset by distributions paid of $18.3 million. For the nine months ended September 30, 2024, the Company had $20.9 million of debt repayment and $6.4 million of distributions paid, in addition to deferred offering costs of $2.8 million.

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

The following is a reconciliation of net income (which is the most comparable GAAP measure) to FFO and AFFO:

Reconciliation of net income (loss) to FFO and AFFO

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30,		For the nine months ended September 30,
(unaudited, in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss)	$5,547	$(3,339)	$(320)	$(9,721)
Depreciation on real property and amortization of real estate intangibles (1)	7,351	7,119	24,622	21,415
Gain on sale of real estate	(7,583)	—	(9,244)	(337)
Impairment loss	1,551	—	4,957	591
Funds from Operations (“FFO”)	$6,866	$3,780	$20,015	$11,948
Diluted Weighted Average Shares Outstanding	27,835	—	27,828	—
FFO per share	$0.25	$—	$0.72	$—
Straight-line rent adjustments	(52)	(187)	(460)	(964)
Amortization of financing transaction and discount costs	404	1,053	1,199	3,145
Amortization of above/below market lease intangibles (2)	652	423	2,304	1,338
Stock-based compensation	750	—	1,565	—
Lease termination fees (3)	—	(747)	—	(1,384)
Adjustment for structuring and public company readiness costs	50	440	340	514
Other non-recurring expenses (4)	159	14	1,123	59
Adjusted Funds from Operations (“AFFO”)	$8,829	$4,776	$26,086	$14,656
Diluted Weighted Average Shares Outstanding	27,835	—	27,828	—
AFFO per share	$0.32	$—	$0.94	$—
(1)
Includes write-offs of intangibles of $1.6 million for the nine months ended September 30, 2025 and $0.3 million for the nine months ended September 30, 2024.
(2)
Includes write-offs of $0.4 million for the nine months ended September 30, 2025.
(3)
In 2025, lease termination fees are not adjusted for AFFO purposes. 2024 AFFO figures included an adjustment for lease termination fees.
(4)
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

The following table reconciles net income (which is the most comparable to GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI:

Reconciliation of net income to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI

Three months ended September 30,
(unaudited, in thousands)	2025
Net income	5,547
Depreciation and amortization	8,003
Interest expense	4,564
Income taxes	52
EBITDA	18,166
Gain on sale of real estate	(7,583)
Impairment loss	1,551
EBITDAre	12,134
Adjustment for current period investment activity (1)	154
Adjustment for current period disposition activity (2)	(121)
Adjustment for non-cash compensation expense (3)	750
Adjustment to exclude non-recurring expenses (4)	209
Adjustment to exclude net write-offs of accrued rental income	501
Adjusted EBITDAre	13,627
General and administrative, net of non-recurring	2,153
Adjusted Net Operating Income (“NOI”)	15,780
Straight-line rental revenue, net	(559)
Adjusted Cash NOI	15,221

Annualized EBITDAre	48,536
Annualized Adjusted EBITDAre	54,508
Annualized Adjusted NOI	63,120
Annualized Adjusted Cash NOI	60,884

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

As of September 30,
(unaudited, in thousands)	2025
Debt
Term Loan	$200,000
Revolving Credit Facility	108,500
Gross Debt	308,500
Cash and cash equivalents	(19,595)
Net Debt	$288,905
Leverage Ratios:
Net Debt to Annualized EBITDAre	6.0x
Net Debt to Annualized Adjusted EBITDAre	5.3x

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

The following table summarizes our fixed charges, and presents Annualized Fixed Charges to Annualized Adjusted EBITDAre:

As of September 30,
(unaudited, in thousands)	2025
Interest Expense	$4,564
Less: Non-cash interest	(404)
Fixed Charges	4,160
Annualized Fixed Charges	$16,640
Annualized Adjusted EBITDAre / Annualized Fixed Charges	3.3x

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

On March 3, 2025 and September 10, 2025, we entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan and part of the Revolving Credit Facility, respectively.

As of September 30, 2025 and December 31, 2024, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk or other relevant market rates or prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 14, 2025.

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
3.3

Amended and Restated Partnership Agreement of FrontView Operating Partnership LP, dated as of October 3, 2024 (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed October 7, 2024 and incorporated herein by reference)

10.1*

Amendment No. 2 to Credit Agreement, dated as of September 16, 2025, by and among FrontView Operating Partnership LP, as borrower, FVR Subsidiary OP LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto.

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

FRONTVIEW REIT, INC.

Date: November 13, 2025	/s/ Stephen Preston
Stephen Preston
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2025	/s/ Pierre Revol
Pierre Revol
Chief Financial Officer (Principal Financial Officer)