Form 10-K
period 2025-12-31
FrontView REIT, Inc.
filed 2026-02-25
CIK 1988494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant of June 30, 2025 was approximately $243.5 million based on the closing sale price of the registrant’s Common Stock on that day as reported by the New York Stock Exchange. Excludes shares of the registrant’s Common Stock held as of such date by officers and directors that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 22,313,005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 of this annual report incorporate by reference certain specific portions of FrontView REIT, Inc.’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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
•
“ABS Notes” means the $264.0 million net-lease mortgage notes, dated December 9, 2019 and among the Predecessor, 50/50 Joint Venture and the Indenture Trustee.
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
•
“Revolving Credit Facility” means our $250.0 million unsecured revolving credit facility under the Credit Agreement that became effective concurrently with the completion of our initial public offering;
•
“Series A Convertible Preferred Stock” means $75.0 million of Series A Convertible Perpetual Preferred Stock that was signed on November 12, 2025 with a delayed draw feature.
•
“SOFR” means the Secured Overnight Financing Rate, which is the applicable reference rate for borrowings under the Company’s Revolving Credit Facility and Term Loan. SOFR durations used by the Company include daily simple SOFR and 1-month term SOFR, representing published market rates;
•
“Term Loan” means our $200.0 million unsecured term loan under the Credit Agreement that became effective concurrently with the completion of our initial public offering; and
•
“we,” “our,” “us,” “FrontView,” and “Company” mean FrontView REIT, Inc., a Maryland corporation, together with its consolidated subsidiaries, including the OP, after giving effect to the REIT Contribution Transactions and Internalization, except where it is clear from the context that the term only means FrontView REIT, Inc. before giving effect to such transactions.

PART I

Item 1. Business.

BUSINESS AND PROPERTIES

Our Company

FrontView is an internally-managed net-lease real estate investment trust (“REIT”) that is experienced in acquiring, owning and managing properties with frontage that are net leased to a diversified group of tenants. We have selected the name “FrontView” to reflect our unique “real estate first” investment strategy. This approach targets properties with frontage located in prominent retail areas that can attract multiple tenants and can have replaceable rents. Our target properties have direct frontage on high-traffic roads, ensuring high visibility to consumers with adaptable spaces that can typically work for various usages. We are a growing net-lease REIT and own a well-diversified portfolio of 303 properties with direct frontage across 37 U.S. states as of December 31, 2025. FrontView's tenants typically include service-oriented businesses, such as medical and dental providers, quick service restaurants, casual dining, other service providers, financial institutions, cellular stores, automotive stores, fitness operators, discount retail, convenience stores and gas stations, automotive dealers, car washes, home improvement stores, other necessity tenants, pharmacies, as well as professional services tenants.

We typically invest in net-leased properties located in larger populated markets, within active retail corridors, and in areas with direct visibility on high-traffic roads. We believe our tenants value the prominent location of our properties for their core business operations. In addition, our tenants are able to retain operational control of their strategically important locations through long-term net leases.

As of December 31, 2025, our portfolio comprised approximately 2.7 million rentable square feet of operational space and was highly diversified based on tenant, industry, and geography. As of December 31, 2025, our properties were located in 37 U.S. states, with no single state exceeding 14.9% of our ABR with 78.1% of our properties in the top 100 MSAs. Our portfolio’s occupancy rate was 98.7% as of December 31, 2025. Our properties were leased to 321 tenants that represented 155 different brands, with no single tenant brand accounting for more than 3.51% of our ABR. As of December 31, 2025, approximately 34.8% of our tenants had an investment-grade credit rating. As of December 31, 2025, approximately 97.3% of our leases (based on ABR) had contractual rent escalations, including the option terms. As of December 31, 2025, the ABR weighted average remaining term of our leases was approximately 7.4 years, excluding renewal options. As of December 31, 2025, no more than 11.1% of our rental revenue was derived from leases that expire in any single year prior to 2030. For the year ended December 31, 2025, we had total rental revenues of $66.5 million, a net loss of $5.6 million and funds from operations (“FFO”) of $26.1 million.

Our History

FrontView REIT, Inc. was formed on June 23, 2023 as a Maryland corporation and is the successor to the Predecessor, a private net lease company formed in 2016 that focused on outparcel acquisitions. FrontView Operating Partnership LP (the “OP”), is the entity through which the Company conducts its business and owns all of the Company’s properties either directly or indirectly through subsidiaries. Upon the closing of the initial public offering (“IPO”), the Company is the sole managing member of the OP. The units not owned by the Company in the OP are referred to as OP Units or non-controlling interests.

On October 2, 2024, the Company, through a series of REIT Contribution Transactions and completion of the Internalization, created an umbrella partnership real estate investment trust (“UPREIT”) structure with a publicly-traded REIT that is internally managed and owns all of its assets and conducts all of its business through the OP.

On October 3, 2024, the Company completed its IPO on the New York Stock Exchange (“NYSE”) under the symbol “FVR” and issued 13,200,000 shares of Common Stock at an initial public offering price of $19.00 per share (the “IPO Price”). As part of the IPO, the underwriters were granted an option, exercisable within 30 days from October 3, 2024, to purchase up to an additional 1,980,000 shares of Common Stock at the IPO Price, less underwriting discounts and commissions. On October 23, 2024, the underwriters partially exercised their option by purchasing an additional 1,090,846 shares of common stock. The Company received total net proceeds of $271.5 million, net of transaction costs and underwriting discounts of $24.1 million.

Our Real Estate Investment Portfolio

To achieve an appropriate risk-adjusted return, we seek to maintain a highly diversified portfolio of properties located in prominent areas with direct frontage on high-traffic roads that are visible to consumers. We aim to ensure diversity across geographic locations, tenants, and brands, and to enable cross-diversification within each category. We discuss below our portfolio diversification based on several different metrics and information provided as of December 31, 2025.

Diversification by Tenant Brand

We typically seek tenants that operate service-oriented businesses, such as restaurants, automotive, medical and dental providers, financial institutions, cellular stores, general retail, fitness, car wash, gas and convenience, other service, necessity, and discount concepts typically leased to national and regional brands and franchisees. As of December 31, 2025, our properties were occupied by 321 tenants that operated 155 different brands, with no single tenant brand accounting for more than 3.51% of our ABR.

The following table sets forth information with respect to each of our top tenant brands (based on ABR) as of December 31, 2025:

#	Tenant concepts	# of leases	% of ABR	Investment grade rated
1	Dollar Tree	14	3.51%	Yes
2	Verizon	10	2.85%	Yes
3	Fast Pace Urgent Care	8	2.80%	—
4	Raising Canes	6	2.39%	—
5	LA Fitness	3	2.14%	—
6	Oak Street Health	6	2.11%	—
7	Dick's	1	2.07%	Yes
8	IHOP	7	1.97%	—
9	Mammoth Car Wash	6	1.95%	—
10	Bank of America	5	1.90%	Yes
11	LA-Z-Boy	3	1.83%	—
12	Adams Auto Group	2	1.74%	—
13	AT&T	6	1.70%	Yes
14	T-Mobile	9	1.66%	Yes
15	Chili's	3	1.57%	—
16	PNC Bank	5	1.56%	Yes
17	CVS	3	1.44%	Yes
18	Range USA	2	1.40%	—
19	Wells Fargo	3	1.39%	Yes
20	Advance Auto Parts	7	1.36%	—
21	St. Joseph Hospice	2	1.35%	—
22	Heartland Dental	5	1.31%	—
23	Lowe's Home Improvement	1	1.19%	Yes
24	Charles Schwab	1	1.13%	Yes
25	VASA Fitness	1	1.12%	—
26	Aspen Dental	5	1.08%	—
27	Parachute Plasma	2	1.06%	—
28	WSS	2	1.03%	Yes
29	Wendy's	5	1.02%	—
30	Wellnow	4	1.01%	—
31	Walmart	1	1.00%	Yes
32	Best Buy	1	0.97%	Yes
33	Andy's Frozen Custard	4	0.97%	—
34	Burger King	4	0.96%	—
35	Edge Fitness	1	0.96%	—
36	Chase Bank	3	0.96%	Yes
37	Floor & Decor	1	0.95%	—
38	Applebee's	3	0.92%	—
39	Walgreens	2	0.91%	—
40	Stop & Shop Gas	3	0.90%	Yes
41	Dollar General	4	0.87%	Yes
42	Sleep Number	3	0.77%	—
43	Avis	1	0.76%	—
44	Chuy's Mexican	2	0.75%	Yes
45	Texas Roadhouse	2	0.75%	—
46	Take 5 Oil Change	5	0.73%	—
47	Exxon	2	0.73%	—
48	Chipotle	4	0.72%	—

49	Auto Saavy	1	0.71%	—
50	Physicians Immediate Care	2	0.67%	—
51	Harbor Freight	2	0.64%	—
52	O'Reilly Auto Parts	4	0.63%	Yes
53	AutoZone	3	0.63%	Yes
54	WellMed	1	0.62%	Yes
55	Planet Fitness	1	0.61%	—
56	McAlister's Deli	3	0.61%	—
57	7 Brew	3	0.58%	—
58	Starbucks	4	0.57%	Yes
59	Circle K	2	0.55%	Yes
60	Fulton Bank	1	0.53%	Yes
61	Longhorn Steakhouse	2	0.52%	Yes
62	FitzMark	1	0.52%	—
63	Trinity Medical Center	1	0.51%	—
64	Panera Bread	2	0.51%	Yes
65	Miller's Ale House	1	0.50%	—
66	Ted's Café Escondido	1	0.49%	—
67	Taco Bell	2	0.47%	—
68	Xfinity	2	0.47%	Yes
69	Grifols	1	0.47%	—
70	Hooters	2	0.46%	—
71	Buffalo Wild Wings	1	0.46%	—
72	Saltgrass Steakhouse	1	0.46%	—
73	Sonic	3	0.46%	—
74	Jared	2	0.45%	Yes
75	Byrider	1	0.42%	—
76	Mattress Firm	2	0.42%	—
77	Staples	1	0.41%	—
78	Arby's	2	0.40%	—
79	7-Eleven	2	0.40%	Yes
80	Quick Clean Carwash	1	0.40%	—
81	Caliber Collision	1	0.40%	—
82	Caliber Car Wash	1	0.40%	—
83	Delta Community Credit Union	1	0.39%	—
84	Diamonds Direct	1	0.39%	Yes
85	Southern Immediate Urgent Care	1	0.38%	—
86	BP	1	0.38%	—
87	Rise	1	0.37%	—
88	Big Blue Swim School	1	0.36%	—
89	Meineke	2	0.36%	—
90	Chuck E Cheese	1	0.35%	—
91	Pizza Hut	2	0.35%	—
92	UTMB Health	1	0.35%	Yes
93	Skechers	1	0.34%	—
94	Friendly's	1	0.34%	—
95	Smokey Bones	1	0.34%	—
96	Slim Chickens	1	0.33%	—
97	Sherwin Williams	2	0.32%	Yes
98	Hook & Reel	1	0.31%	—
99	Olive Garden	1	0.30%	Yes
100	Mavis Discount Tire	1	0.30%	—
101	Hops N Drops	1	0.30%	—
102	Trophy Fuel & Wash	1	0.29%	—
103	City Barbeque	1	0.29%	—
104	Citizens Bank	1	0.29%	Yes

105	AMERA Gas Station	1	0.29%	—
106	Roots Oil	1	0.28%	—
107	H&R Block	1	0.28%	Yes
108	Action Behavior Centers	1	0.27%	—
109	National Tire & Battery	1	0.27%	—
110	pOpshelf	1	0.26%	Yes
111	Stanton Optical	1	0.26%	—
112	HTeaO	2	0.25%	—
113	My Eyelab	1	0.25%	—
114	Express Oil	1	0.25%	—
115	Wing Daddy’s	1	0.24%	—
116	American Family Care	1	0.24%	—
117	Consumers Credit Union	1	0.24%	—
118	Jiffy Lube	1	0.23%	—
119	Strickland Brothers	1	0.22%	—
120	Take 5 Car Wash	1	0.22%	—
121	Banner Health	1	0.22%	Yes
122	Twin Peaks	1	0.22%	—
123	Aaron's	1	0.22%	—
124	BMO	1	0.22%	Yes
125	MedExpress Urgent Care	1	0.21%	Yes
126	Republic Bank	1	0.21%	—
127	Sage Dental	1	0.20%	—
128	McDonalds	1	0.19%	Yes
129	Long John Silvers	1	0.19%	—
130	Panda Express	1	0.18%	—
131	Urgent Team	1	0.18%	—
132	America's Best	1	0.18%	—
133	Chicken Salad Chick	1	0.18%	—
134	MOD Pizza	1	0.17%	—
135	Elias Diamonds	1	0.16%	—
136	Zip Car Wash	1	0.15%	—
137	Go Health	1	0.15%	—
138	Popeyes	1	0.15%	—
139	Bojangles	1	0.14%	—
140	Granny's	1	0.14%	—
141	Valero	1	0.13%	—
142	Nothing Bundt Cakes	1	0.13%	—
143	Jimmy John's	1	0.12%	—
144	Tumbleweed, Inc.	1	0.11%	—
145	Dunkin Donuts	1	0.11%	—
146	Church's Chicken	1	0.11%	—
147	Falafel King	1	0.11%	—
148	Tropical Smoothie	1	0.10%	—
149	Firehouse Subs	1	0.09%	—
150	Valvoline	1	0.09%	—
151	Auto Glass Now	1	0.06%	—
152	Miracle Ear	1	0.06%	—
153	Marquette Bank	1	0.05%	—
154	Regions Banks ATM	1	0.02%	Yes
155	By Gollys	2	0.00%	—
	Total Portfolio	321	100.0%

Diversification by Tenant Industry

The following chart shows a breakdown of our ABR by the tenant industries that comprised our portfolio as of December 31, 2025:

Industry Pie Chart

Diversification by Geography

As of December 31, 2025, our properties were located in 37 U.S. states, with no single state exceeding 14.9% of our ABR. The following table sets forth information with respect to geographic diversification by state in our portfolio (based on ABR) as of December 31, 2025:

(in thousands, except for # of properties and percentages)

State	# of properties	Square feet	% of ABR
IL	37	379	14.9%
TX	24	151	8.3%
GA	22	157	7.3%
NC	15	193	6.0%
FL	14	135	4.9%
OH	21	125	4.8%
VA	15	90	4.6%
IN	15	79	4.2%
TN	12	95	4.2%
PA	8	145	4.0%
NY	8	242	3.4%
SC	10	87	2.8%
MO	9	55	2.7%
OK	10	50	2.5%
AL	9	40	2.4%
MN	7	72	2.3%
MD	6	43	2.3%
MI	8	49	2.2%
AZ	6	40	2.2%
LA	4	47	1.9%
KS	6	37	1.8%
NJ	8	43	1.8%
ME	3	186	1.7%
KY	8	40	1.6%
CT	2	5	0.7%
MS	2	13	0.7%
CO	2	10	0.5%
UT	2	22	0.5%
NE	2	20	0.5%
NV	1	4	0.4%
AR	1	3	0.4%
WI	1	10	0.3%
ID	1	6	0.3%
RI	1	1	0.3%
SD	1	10	0.2%
MA	1	2	0.2%
WV	1	1	0.2%
Total	303	2,687	100.0%

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

Our Leases

Lease Maturity

Our portfolio was 98.7% leased as of December 31, 2025. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments received under our leases with our tenants. As of December 31, 2025, the ABR weighted average remaining term of our leases was approximately 7.4 years, excluding renewal options. As of December 31, 2025, no more than 11.1% of our rental revenue was derived from leases that expire in any single year prior to 2030.

Substantially all of our leases are net, meaning our tenants are generally obligated to pay customary operating expenses associated with the leased property (such as real estate taxes, insurance, maintenance, certain repairs and capital costs).

The following table presents certain information as of December 31, 2025 based on lease expirations by year.

(in thousands, except for percentages, rent per square foot, and # of leases)

Year	ABR	% of ABR	Square feet	Rent per square foot	# of Leases
2026	$2,131	3.4%	70	$30.44	14
2027	$6,963	11.1%	385	$18.09	34
2028	$3,764	6.0%	135	$27.88	26
2029	$5,681	9.0%	187	$30.38	30
2030	$6,103	9.7%	186	$32.81	31
2031	$5,489	8.7%	182	$30.16	33
2032	$5,007	8.0%	394	$12.71	22
2033	$3,406	5.4%	91	$37.43	20
2034	$3,947	6.3%	175	$22.55	20
Thereafter	$20,361	32.4%	831	$24.50	89
New Leases (1)	$—	—%	11	$—	2
Total	$62,852	100.0%	2,647	$23.74	321
(1)
Represents new leases where rent has not commenced.

We typically purchase properties that are subject to existing long-term net leases with a variety of remaining lease years (initial terms of 10 years or more at lease signing that often have renewal options as well). Substantially all of our leases are net leases, meaning our tenant generally is obligated to pay customary operating expenses associated with the leased property (such as real estate taxes, insurance, maintenance, and in many cases, certain repairs and capital costs, subject to caps and exclusions in leases). For the year ended December 31, 2025, we incurred an aggregate of approximately $1.8 million of expenses not reimbursed or paid for by our tenants.

Approximately 97.3% of our leases (based on ABR) have rent escalations, including the options terms, and generally ranging from 1.0% to 3.0% annually.

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

In addition, we compete for acquisition opportunities with a diverse group of other entities engaged in real estate investment activities to locate suitable properties to acquire and purchasers to buy our properties. These competitors include other REITs, private and institutional real estate investors, sovereign wealth funds, banks, mortgage bankers, insurance companies, investment banking firms, lenders, specialty finance companies, individuals, brokers, developers, tenants, family offices, and other entities. Competition from third-party real estate investors and other REITs may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields, and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Human Capital

As of December 31, 2025, we employed 22 full-time employees comprised of professional employees engaged in origination, underwriting, closing, accounting and financial reporting, portfolio and asset management, capital markets, and other corporate activities essential to our business. In addition, we have an outsourcing agreement with North American Asset Management Corp. (“NAAM”), an affiliate of our Predecessor. NAAM provides us with services limited to (i) property accounting and (ii) human resources support.

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

As part of our commitment to our employees, we are focused on the following:

•
Career Development. We strive to create an engaging work experience that allows for career development and related opportunities. We offer numerous opportunities for our employees to engage in personal and professional development, including participating in industry conferences and networking events, individual leadership and management training, lunch and learn meetings with our senior management team, training events (e.g., underwriting, real estate fundamentals, cybersecurity, ethics, harassment, computer skills), and other opportunities. We work hard to find new talent early in their career, provide extensive training on procedures and systems unique to us with a goal to promote from within. Senior management annual performance reviews strive to create pay equity amongst equal level employees regardless of age or background.
•
Employee Wellness. We believe our employees are our most valuable asset and their individual and group contributions will drive our performance and success. As a result, we are focused on and invest in our team’s overall health, wellness, and engagement. We expect to employ certain strategies and initiatives to support our employees’ well-being, including, among other things, competitive employee health and other benefits, transparent communications between senior executives and employees, opportunities to participate in social events, including family-friendly corporate events, fitness classes, flexible work schedules, and access to other health resources.
•
Community Engagement. Giving back to our communities is important to us and our employees. We encourage volunteer opportunities and fundraising initiatives throughout the year that provide our employees with civic involvement. Our community engagement efforts are led by our employees and can include various volunteer opportunities, civic involvement with non-profit organizations, and corporate donations.

Principal Executive Offices

Our principal executive offices are located at 3131 McKinney Avenue, Suite L10, Dallas, TX 75204 and our telephone number is (214) 796-2445. We believe that our offices are adequate for our present and currently planned future operations and that adequate additional space will be available if needed in the future.

Insurance

Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to our leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insureds and/or loss payees (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by casualty, earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, rain, hurricanes, earthquakes, vandalism, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

In addition to being a named insured on our tenants’ liability policies, we separately maintain commercial general liability coverage and, in certain instances, general or specific (e.g., flood) property-level insurance coverage on certain properties or pursuant to the terms of certain of our leases. We also maintain property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.

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

Tax Regulation

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, (as amended, the “Code”) beginning with our short taxable year ending December 31, 2024. We believe that as of such date we have been organized and have operated in a manner to qualify for taxation as a REIT for U.S. federal income tax purposes. We intend to continue to be organized and operate in such a manner. In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate on undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. As a result of our distribution requirements, we rely, in part, on third-party sources to fund our capital needs. Additionally, if we were to lose REIT status we would face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders.

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

We have adopted our Code of Ethics and Business Conduct Policy to ensure that our business is conducted in accordance with the highest moral, legal, and ethical standards by our officers, directors, and employees. The Code of Ethics and Business Conduct Policy is available on our website at https://investor.frontviewreit.com, together with the charters of the Board of Director’s, Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as other corporate governance policies and documents. Amendments to, and waivers granted to our directors and executive officers under our Code of Ethics and Business Conduct Policy, if any, will be posted in this area of our website. Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, FrontView REIT, Inc., 3131 McKinney Avenue, Suite L10, Dallas, TX 75204. Investors may also call (214) 796-2445.

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
•
We could face issues related to condemnation, government taking, environmental contamination or damage and or destruction of our properties for a number of different reasons.
•
We may experience tenant defaults, particularly from tenants that do not have an investment grade credit rating, which could materially and adversely affect us.
•
Our business may be adversely affected by changes in U.S. trade policy, including the imposition of tariffs and resulting effects.
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
•
As of December 31, 2025, we had approximately $314.3 million principal balance of indebtedness outstanding (net of fees), which may expose us to the risk of default under our debt obligations.
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
•
The rights of the holders of our Common Stock are limited by and subordinate to the rights of the holders of the Series A Preferred Stock and these rights may have a material adverse effect on the per-share trading price of our Common Stock.
•
We have issued and may continue to issue Series A Preferred Stock that rank senior to our Common Stock in priority of dividend payment and upon liquidation, dissolution or winding up of or the Company and redemption rights upon the occurrence of certain events, and we cannot be certain that additional financing will be available on reasonable terms when needed, or at all, which could seriously harm our business.

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

We typically purchase properties that are subject to existing long-term net leases with a variety of remaining lease years (initial lease terms of 10 years or more that often have renewal options as well). As of December 31, 2025, the ABR weighted average remaining term of our leases was approximately 7.4 years, excluding renewal options. As of December 31, 2025, approximately 97.3% of our leases (based on ABR) had contractual rent escalations, including the options terms, with an ABR weighted average minimum increase of approximately 1.7%, as follows: (i) approximately 96.3% of our leases (based on ABR) contained fixed annual rent increases or periodic escalations over the term of the lease (e.g., a 10% increase every five years), (ii) approximately 1.0% of our leases (based on ABR) contained annual lease escalations based on increases in the CPI, and (iii) the remaining approximately 2.7% of our leases (based on ABR) did not contain rent escalation provisions. However, these built-in increases may be less than what we otherwise could achieve in the market. Most of our leases contain rent escalators that increase rent at a fixed amount on fixed dates, which may be less than prevailing market rates over the lease duration. For those leases that contain rent escalators based on CPI changes, our rent increases during periods of low inflation or deflation may be less than what we otherwise could achieve in the market. As a result, the long-term nature of our leases could impede our growth and materially and adversely affect us.

The weighted average remaining term of our leases is 7.4 years, excluding renewal options, which will require us to undertake more re-leasing efforts that could materially and adversely affect us.

The weighted average remaining term of our leases is 7.4 years, excluding renewal options, which is shorter than some other publicly-traded net-lease REITs. Because any of our tenants may not renew their lease, we anticipate our rental revenues may be affected by declines in market rental rates more quickly than if our leases were for longer terms. Additionally, short-term leases may result in the turnover of our tenants sooner than our competitors. Consequently, we may need to undertake re-leasing efforts sooner and at shorter intervals than our competitors. The associated costs with these re-leasing efforts, which may, among other things, include repositioning costs, repair costs and re-tenanting costs, and the time our management team spends on the foregoing, may materially and adversely affect us.

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

Our growth strategy depends significantly on acquiring new properties. From inception in 2016 to December 31, 2025, our team has acquired more than $912.4 million of net-leased real estate, net of dispositions. Our ability to continue to grow requires us to identify and complete acquisitions that meet our investment criteria and depends on general market and economic conditions.

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

We have experienced net losses for the past four years and we may experience additional net losses in the future.

We recorded net losses of approximately $5.6 million and $31.2 million for the years ended December 31, 2025 and 2024, respectively. We may continue to experience net losses in the future, which could have a material adverse effect on our business, financial condition and results of operations.

We may not achieve the total returns we expect from our future acquisitions, which could materially and adversely affect us.

As we pursue our growth strategy, we may encounter increasingly difficult market conditions that place downward pressure on the total returns we can achieve on our investments. In 2024 and 2025, we experienced an increase in the cost of capital to finance our acquisitions, which may continue in the foreseeable future. In addition, as part of our strategy, we may pursue investments with lower capitalization rates, which are safer but more expensive investments. Accordingly, our future acquisitions may have lower returns on equity than our acquisitions completed in 2022 and earlier. To the extent that our future growth is achieved through acquisitions that yield lower returns, it could materially and adversely affect us. In addition, if we fund future acquisitions with equity issuances, the dilutive impact could outweigh the benefits of acquisitions that achieve lower returns, which also could materially and adversely affect us.

We may not be able to obtain acquisition financing or obtain other capital from third-party sources on favorable terms, or at all, which could materially and adversely affect our growth prospects and our business.

In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate on undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, or repay debt obligations from operating cash flow. Consequently, we expect to rely, in part, on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

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

Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of our key personnel, particularly Mr. Stephen Preston, our Chief Executive Officer. Mr. Preston has extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition, and disposition activity. If we lost his services, our network of external relationships and resources would be materially diminished.

Our senior management team has significant net-lease real estate, acquisition, development, finance, and capital markets experience, including working together since 2016 to collectively build our portfolio and manage our operations from the ground up. Our senior management team has a strong investment track record with long-standing experience with properties beginning in 1999. During this time, our team has developed a reputation as a proven and focused buyer of properties. The departure of our Chief Executive Officer or any other member of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry personnel, which could materially and adversely affect us.

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

As of December 31, 2025, approximately 41.4% of our ABR came from properties in our top five states: Illinois (14.9%), Texas (8.3%), Georgia (7.3%), North Carolina (6.0%), and Florida (4.9%). Also, as of December 31, 2025 approximately 30.4% of our ABR came from properties in our top five MSAs: the Chicago area (13.9%), the Atlanta area (6.7%), the Dallas-Fort Worth area (3.3%), the Philadelphia area (3.3%) and the Richmond area (3.1%). These geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within which we have a concentration of properties. We can provide no assurance that any of our markets will grow, will not experience adverse developments, or that underlying real estate fundamentals will be favorable to owners and operators of service-oriented businesses, such as restaurants, cellular stores, financial institutions, automotive stores and dealers, medical and dental providers, pharmacies, convenience and gas stores, car washes, home improvement stores, grocery stores, professional services as well as general retail tenants. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions including MSAs, or a slowdown in the demand for our tenants’ businesses caused by adverse economic, regulatory, or other conditions could adversely affect our tenants’ operating businesses in those states, regions or MSAs and impair their ability to pay rent to us, which, in turn could materially and adversely affect us.

Our portfolio of properties is also concentrated in certain tenant brands and industries, and any adverse developments relating to one or more of these brands or industries could materially and adversely affect us.

As of December 31, 2025, approximately 16.0% of our ABR came from medical and dental providers, 12.7% from QSR tenants, 11.2% from casual dining tenants, 10.8% from other service oriented tenants, and 8.9% from financial institutions. Any adverse developments in one or more of these industries could materially and adversely affect us. For example, labor shortages, wages, including changes in the minimum wage, supply chain issues and general operational costs have particularly affected the restaurant, healthcare services and automotive sectors. Changes in technology could impact the viability of many of our tenant industries. In addition, we are subject to increased risks related to the concentration of specific restaurant brands such as IHOP, Wendy’s and Chili’s. If our QSR, full-service restaurant, banking, medical and dental, cellular or automotive tenants suffer weakening demand for their goods or services, it could adversely affect their ability to meet their rent and other obligations under their leases with us. It also may be difficult and expensive to re-tenant an property designed for a particular industry with a new tenant that operates in an industry requiring a different property type. As a result, any adverse developments in one or more of our concentrated industries could materially and adversely affect us.

Our portfolio of properties is concentrated among tenants with non-investment grade credit ratings, and any adverse developments affecting the credit of these tenants could materially and adversely affect us.

As of December 31, 2025, approximately 65.2% of our tenants had a credit rating below investment-grade, or were unrated, as a percentage of our ABR. Any adverse developments in the business or prospects of these tenants could materially and adversely affect us. For example, according to S&P Global Ratings Credit Research and Insights, as of September 30, 2023, in every year since 1981 speculative-grade rated companies defaulted at higher rates than investment-grade rated companies. Similarly, in Moody’s Investor Services Annual Corporate Default Study: Corporate Default and Recover Rates, 1920-2015, the cumulative five-year average default rate is linearly correlated with a company’s credit rating. If tenants with credit ratings below investment-grade, or tenants without credit ratings, suffer weakening demand for their goods or services, it could adversely affect their ability to meet their rent and other obligations under their leases with us. As a result, any adverse developments to one or more of our tenants that have credit ratings below investment-grade, or tenants without credit ratings, could materially and adversely affect us.

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

As of December 31, 2025, tenants in the restaurant industry represented approximately 23.9% of our ABR. In the future, we may acquire additional restaurant properties. Accordingly, decreases in the demand for restaurant properties may have a greater adverse effect on us than if we had fewer investments in this industry. The market for restaurant properties has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies, the adverse financial condition of some large restaurant companies, the ongoing consolidation in the restaurant industry, local, state or federal mandated closures or occupancy changes and the excess amount of restaurant properties in a number of markets. For example, in recent years a number of companies in the restaurant industry have declared bankruptcy, gone out of business, or significantly reduced the number of their locations. As a result, we have experienced, and expect to continue to experience, challenges with some of our restaurant tenants, and have recorded asset impairments, which were immaterial on a consolidated basis, on certain assets as a result of increased credit losses.

To the extent that these conditions continue in the restaurant industry, they are likely to negatively affect market rents for such properties and could materially and adversely affect us.

If one or more of our top 20 tenant brands, which together represented approximately 39.3% of our ABR as of December 31, 2025, suffers a downturn in their business, it could materially and adversely affect us.

As of December 31, 2025, our top 20 tenant brands together represented approximately 39.3% of our ABR. Our largest tenant brand is Dollar Tree, which leased 14 properties that in the aggregate represent approximately 3.5% of our ABR as of December 31, 2025. One or more of our top 20 tenant brands may experience a material business downturn weakening their financial position and resulting in their failure to make timely rent payments and/or default under their leases. Further, many of our tenant brands, like Verizon, operate more than one property. Any financial difficulties experienced by a tenant brand that operates multiple properties, whether resulting from macroeconomic conditions, management performance or other causes, could also affect other properties operated by that tenant brand. As a result, if one or more of our top 20 tenant brands suffers a downturn, it could materially and adversely affect us.

We may be unable to renew leases, re-lease properties as leases expire, or lease vacant spaces on favorable terms or at all, which, in each case, could materially and adversely affect us.

Our results of operations depend on our ability to continue to successfully lease our properties, including renewing expiring leases, re-leasing properties as leases expire, leasing vacant space, optimizing our tenant mix, or leasing properties on more economically favorable terms. As of December 31, 2025, 14 leases representing approximately 3.4% of our ABR are scheduled to expire during 2026 and 34 leases representing approximately 11.1% of our ABR are scheduled to expire during 2027. Current tenants may decline, or may not have the financial resources available, to renew their current leases, and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If our tenants do not renew their leases as they expire, we cannot provide any assurance that we will be able to find new tenants at rental rates equal to or above the current average rental rates or that substantial rent abatements, leasing commissions, tenant improvement allowances, early termination rights, or below-market renewal options will not be required to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us. As of December 31, 2025, four of our properties remained unoccupied. We may experience difficulties in leasing these vacant spaces on favorable terms or at all. Any failure to renew leases, re-lease properties as leases expire, or lease vacant space could materially and adversely affect us.

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

We could face issues related to condemnation, government taking, environmental contamination or damage and or destruction of our properties for a number of different reasons.

There are risks that our properties could be damaged or destructed as the result of fire, casualty, terrorism war or other reasons, including natural disasters such as inclement weather, hurricanes, tornados, rain and wind to name a few. In addition, government agencies can condemn or take all or part of a property for many reasons, including road widening or utility construction which could adversely impact our parking counts, access and other factors that could place us in default under our leases. Environmental issues and cleanup related costs, whether caused by our tenants, prior owners or tenants or other third parties can adversely impact tenancies and the viability of our properties and the costs or responsibilities can also extend beyond the properties or land we own.

We may experience tenant defaults, particularly from tenants that do not have an investment grade credit rating, which could materially and adversely affect us.

We depend on the ability of our tenants to meet their obligations to pay rent to us due under our lease for substantially all of our revenue. As of December 31, 2025, approximately 34.8% of our ABR came from tenants that had an investment grade credit rating. A portion of our properties are leased to unrated tenants. Our investments in properties leased to such tenants may have a greater risk of default than investments in properties leased to investment grade tenants. The ability of an unrated tenant to meet its rent and other obligations under its lease with us may be subject to greater risk than our tenants that have an investment grade rating. There can be no assurance that our tenants will make their payments and not default on their obligations to us. As a result, a tenant may fail to make rental payments when due, decline to extend a lease upon its expiration, fail to maintain the property or otherwise pay its required expenses under the terms of the lease, become insolvent, or declare bankruptcy. An actual or anticipated tenant default, bankruptcy, or vacancy, or speculation in the press or investment community about an actual or anticipated tenant default, bankruptcy, or vacancy may also negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our common stock. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit-assessment tools as well as our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage, and liquidity, if applicable). Our methods, however, may not adequately assess the risk of an investment and, if our assessment of credit quality proves to be inaccurate, we may be subject to defaults and investors may view our cash flows as less stable. If one or more of our tenants defaults, it could have a material adverse effect on us.

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

We rely on information from our tenants to determine a potential tenant’s credit risk as well as for on-going risk management. As of December 31, 2025, approximately 32.9% of our ABR came from tenants that were required to periodically provide us with specified financial information and approximately 41.0% of our ABR came from tenants that were not required to provide us with specified financial information under the terms of our lease, but were required to file financial statements publicly, either through SEC filings or otherwise. Ratings or conclusions derived from both credit-assessment tools and our internal teams rely on such information provided to us by our tenants and prospective tenants without independent verification on our part, and we are at risk to the extent the estimates and judgments that were made by the party preparing the financial information are not reliable or appropriate. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.

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

Under the terms of some of our leases, we may be required to pay or reimburse specified expenses of the property, such as the costs of roof and structural repairs, real estate taxes, insurance, certain non-structural repairs, maintenance, off-site improvements, and remediation activities (unless necessitated by the tenant), especially if a property becomes vacant. In addition, under some of our leases, the tenant reimbursement obligations for costs related to the operation of the property are subject to caps and exclusions contained within the underlying lease. For the year ended December 31, 2025, we incurred a total of approximately $1.8 million of non-reimbursable expenses. If, however, our properties incur significant expenses in the future that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to make distributions to our stockholders and unitholders may be reduced.

Some of our tenants operate their businesses under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent, which could materially and adversely affect us.

As of December 31, 2025, approximately 10.8% of our tenants operated their businesses under franchise or license agreements. Generally, these franchise agreements have terms that end earlier than the respective expiration dates of our leases with these tenants. In addition, a tenant’s rights as a franchisee or licensee typically may be terminated by the franchisor or licensor and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to a tenant’s termination and have no rights to assignment of any such franchise agreement. A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

Our business may be adversely affected by changes in U.S. trade policy, including the imposition of tariffs and resulting effects.

Changes in U.S. trade policy may have an adverse impact on our business and results of operations resulting from potential negative effects on the operations of our tenants and/or acquisition opportunities. In connection with the adoption of a new approach to its trade policy, the U.S. government has indicated its willingness to take certain actions, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements, the imposition of tariffs on certain foreign goods or an increase in existing tariffs, and the imposition of additional trade restrictions. In March and April 2025, the U.S. government imposed tariffs on goods exported from a significant number of countries, which have and are expected to continue to result in retaliatory measures on U.S. goods. Further, several of the announcements of tariffs by the U.S. government have been followed by announcements of limited exemptions and temporary pauses. These developments have caused substantial uncertainty and volatility in the global markets.

While these developments should not directly affect the Company because of the nature of our operations, they could negatively impact the operations of our tenants to the extent they import or export goods in connection with the operation of their respective businesses, which could in turn negatively impact the ability of our tenants to fulfill their contractual obligations pursuant to our leases, including the payment of rent, which could adversely affect our business.

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

There may be known or unknown environmental liabilities associated with properties we previously owned, currently own, or may acquire in the future. Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste, or petroleum products at, on, in, under or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage, or harm to natural resources. Laws and regulations governing environmental contamination change and we may be, subject to liability by virtue of these changes. Certain uses of some properties may have a heightened risk of environmental liability because of the hazardous materials used in performing services on those properties, such as industrial properties, car washes, gasoline stations, or auto parts and auto service businesses using petroleum products, paint, machine solvents, and other hazardous materials. Our due diligence team typically undertakes customary environmental diligence prior to our acquisition of any property, including obtaining Phase I environmental site assessments. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property.

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

A significant portion of our portfolio is leased to tenants operating businesses that rely on discretionary consumer spending. The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services. Our results of operations are sensitive to changes in the overall economic conditions that impact our tenants’ financial condition and leasing practices and a downturn in the economy could cause consumers to reduce their discretionary spending, which could result in tenant bankruptcies or otherwise have an adverse impact on our tenants’ ability to successfully manage their businesses and pay us amounts due under our lease agreements, thereby materially and adversely affecting us. Accordingly, adverse economic conditions such as the imposition of tariffs and their resulting effects, high unemployment levels, fluctuations in interest rates, a decrease in available financing, high inflation, labor and workforce shortages, supply chain issues, tax rates, and fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown or recession, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of defaults under existing leases. A lack of demand for properties could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and results of operations. Accordingly, a decline in economic conditions could materially and adversely affect us.

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

As of December 2025, the CPI rose 2.7% year over year before seasonal adjustment. Federal policies and recent global events, such as high housing costs, rising food and energy prices, increases in costs for services and upward pressure from tariffs, may have exacerbated, and may continue to exacerbate, increases in the CPI.

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

Risks Related to Debt Financing

As of December 31, 2025, we had approximately $314.3 million principal balance of indebtedness outstanding (net of fees), which may expose us to the risk of default under our debt obligations.

As of December 31, 2025, we had approximately $314.3 million of total debt outstanding (net of fees), consisting of borrowings under our Revolving Credit Facility and Term Loan with a variable interest rate of SOFR plus 1.15% and a maturity date of October 2027. We have incurred, and plan to incur in the future, financing through borrowings under an acquisition line, our Revolving Credit Facility, our Term Loan, and mortgage loans secured by some or all of our properties. In some cases, the mortgage loans we incur are guaranteed by us, the OP, or both. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction and our net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Our $250.0 million Revolving Credit Facility and $200.0 million Term Loan bear interest at floating rates based on SOFR plus an applicable margin. The inability or any inefficiency in market participants ability to hedge SOFR-based transactions or the illiquidity or relative illiquidity in the market for SOFR-based instruments may increase the costs associated with SOFR-based debt instruments or our ability to hedge our exposure to floating interest rates.

Our Revolving Credit Facility and Term Loan contain various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting us.

We are subject to various financial and operational covenants and financial reporting requirements pursuant to the agreements we have entered into governing our Revolving Credit Facility and Term Loan. These covenants require us to, among other things, maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2025, we believe we were in compliance with all such covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate our repayment obligations and thereby have a material and adverse impact on us.

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

We have issued, and may in the future issue, preferred stock or separate classes or series of common stock, which could adversely affect the holders of our Common Stock.

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

On November 12, 2025, we entered into an investment agreement with Maewyn FVR II LP, Rebound Investment, LP and Petrus Special Situations Fund, L.P. (collectively, the “Purchasers”) and agreed to issue and sell to the Purchasers a total of 750,000 shares of a new series of Series A Convertible Preferred Stock, par value $0.01 per share. In addition, our board of directors may classify or reclassify any unissued shares of our Common Stock or preferred stock and establish the preferences, rights, and powers of any such stock. As a result, our board of directors could authorize the issuance of preferred stock or separate classes or series of common stock with terms and conditions that could have priority, with respect to distributions and amounts payable upon our liquidation, over the rights of our Common Stock. The terms of our Series A Preferred Stock provide the Purchasers with dividend rights, conversion rights and other preferences, and may include governance or other rights that could influence matters submitted to our board of directors or stockholders. The issuance of shares of such preferred or separate classes or series of common stock, including our outstanding Series A Preferred Stock, could dilute the value of an investment in shares of our Common Stock and in the case of certain series of preferred equity securities, create a priority interest for holders of such series of preferred equity securities. The issuance of shares of preferred stock or a separate class or series of common stock could provide the holders thereof with specified dividend payments and payments upon liquidation prior to or senior to those of the Common Stock, and could also have the effect of delaying, discouraging, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our Common Stock.

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

In the event the executive’s termination of employment by the Company without “cause,” by the executive for “good reason” or due to the executive’s death or “disability” (as such terms are defined in the Employment Agreement) outside of the period beginning three months prior to or and ending 24 months following a change in control of the Company (the “Change in Control Window”), the executive is entitled to receive: (i) accrued benefits consisting of unpaid base salary and accrued but unused vacation or paid time off through the date of termination, reimbursement for all reasonable out-of-pocket business expenses incurred and paid by the executive through date of termination, and vested benefits under Company benefit plans (collectively, the “Accrued Benefits”); (ii) a lump sum payment equal to (a) in the case of termination by the Company without “cause” or by the employee for “good reason,” two times in the case of Mr. Preston, one and one-half times, in the case of Mr. Revol, or one times, in the case of Mr. Ireland, the sum of the executive’s base salary and two-year average annual bonus and (b) in the case of termination due to death or “disability,” one and one-half times, in the case of Messrs. Preston and Revol, or one times, in the case of Mr. Ireland, the sum of the executive’s base salary and two-year average annual bonus; (iii) any earned but unpaid annual bonus for the prior calendar year; (iv) an amount equal to the executive’s target bonus for the year of termination, prorated through the date of termination; (v) reimbursement for the executive’s health insurance continuation coverage at the active-employee rate for 18 months, in the case of Messrs. Preston and Revol, or 12 months, in the case of Mr. Ireland; and (vi) full vesting of any outstanding equity awards that are subject solely to time-based vesting conditions.

In the event of the executive’s termination of employment by the Company without cause or by the executive for good reason during the Change in Control Window, the executive is entitled to receive: (i) the Accrued Benefits; (ii) a lump sum payment equal to three times the sum of the base salary and two-year average annual bonus, in the case of Messrs. Preston and Revol, or two times the sum of the executive’s base salary and two-year average annual bonus, in the case of Mr. Ireland; (iii) any earned but unpaid annual bonus for the prior calendar year; (iv) an amount equal to the executive’s target bonus for the year of termination, prorated through the date of termination; (v) payment for the executive’s health insurance continuation coverage at the active-employee rate for 24 months, in the case of Messrs. Preston and Revol, or 18 months, in the case of Mr. Ireland; and (vi) full vesting of any outstanding equity awards that are subject solely to time-based vesting conditions.

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

The methods of implementing our investment policies and strategy may vary as new real estate development trends emerge, new investment techniques are developed, and market conditions evolve. Our investment and financing policies are exclusively determined by our board of directors and the Real Estate Investment Committee, which is comprised of two members, including our Chief Executive Officer. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors and Real Estate Investment Committee may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs and obligations. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations, and liquidity risk. Changes to our policies with regard to the foregoing could materially and adversely affect us.

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

We are a holding company and conduct substantially all of our operations through the OP. We do not have, apart from an indirect interest in the OP, any independent operations. As a result, we rely on distributions from the OP to pay any distributions we might declare on shares of our Common Stock. We will also rely on distributions from the OP to meet any of our obligations, including any tax liability (to the extent applicable) on taxable income allocated to us from the OP. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation, or reorganization, our assets and those of the OP and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our, the OP and its subsidiaries’ liabilities and obligations have been paid in full.

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

We elected to qualify to be taxed as a REIT under Sections 856 through 860 of the Code and the applicable U.S. Treasury regulations, which contain the requirements for qualifying as a REIT and we refer to those requirements in this Form 10-K as the “REIT Requirements,” commencing with our short taxable year ending December 31, 2024. We believe that we have been organized and have operated in a manner to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with such year. We intend to continue to operate as a REIT in the future, but we cannot provide an assurance that we have been or will be able to do so. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

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

Qualification as a REIT involves the application of technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of REIT Requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 75% and 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain. In addition, legislation, new regulations, administrative interpretations, or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes, or the desirability of an investment in a REIT relative to other investments.

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

Similarly, even if the Subsidiary REITs remain qualified as REITs for U.S. federal income tax purposes, they may be subject to the same U.S. federal, state and local income, property, and excise taxes on their income or property. In addition, the earnings of our taxable REIT subsidiaries (each, a “TRS) are subject to U.S. federal corporate income tax, and state and local income tax in the jurisdictions in which they operate.

If the OP fails to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that the OP will be treated as a partnership for U.S. federal income tax purposes. As a partnership, the OP would generally not be subject to U.S. federal income tax on its income. Instead, for U.S. federal income tax purposes, if the OP is treated as a partnership, each of its partners, including us, would be allocated, and may be required to pay tax with respect to, such partner’s share of its income. The OP may be required to determine and pay an imputed underpayment of tax (plus interest and penalties) resulting from an adjustment of the OP’s items of income, gain, loss, deduction, or credit at the partnership level. We cannot assure you that the IRS will not challenge the status of the OP or any other applicable subsidiary in which we own an interest as a disregarded entity or partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the OP or any such other subsidiary as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would cease to qualify as a REIT. Also, the failure of the OP or any applicable subsidiary to qualify as a disregarded entity or partnership could cause it to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

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

Overall, no more than 20% (for taxable years beginning on or before December 31, 2025) or 25% (for taxable years beginning after December 31, 2025) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. It is our policy to evaluate material intercompany transactions and to attempt to set the terms of such transactions so as to achieve substantially the same result as they believe would have been the case if they were unrelated parties. As a result, we believe that all material transactions between and among us and the entities in which we own a direct or indirect interest have been and will be negotiated and structured as arm’s-length transactions and that the potential application of the 100% excise tax will not have a material effect on us. There can be no assurance, however, that we will be able to comply with the TRS limitation or to avoid application of the 100% excise tax.

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

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates is 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the 20% rate applicable to “qualified dividends” except to the extent the REIT dividends are attributable to “qualified dividends” received by the REIT itself or generally attributable to income upon which we (or a Predecessor) have paid U.S. federal corporate income tax. However, for non-corporate U.S. stockholders, ordinary dividends payable by REITs that are not designated as capital gain dividends or treated as “qualified dividends” generally are eligible for a deduction of 20% of the amount of such ordinary REIT dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%, based on currently applicable rates. More favorable rates will nevertheless continue to apply for regular corporate “qualified dividends.” Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the 20% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may regard investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations.

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

To qualify as REITs, the Subsidiary REITs and we must continually satisfy tests concerning, among other things, the nature and diversification of its assets, the sources of its income, and the amounts it distributes to its stockholders. In connection with the internalization transaction in connection with our IPO we were treated as having acquired substantial amounts of goodwill that may not qualify for the 75% asset test. Compliance with these limitations, particularly given the goodwill that we acquired in the Internalization, may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments that might not qualify for the 75% asset test. If any Subsidiary REIT or we fail to comply with the REIT asset test requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to the Subsidiary REITs and us in order to satisfy the REIT Requirements. Accordingly, satisfying the REIT Requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income, or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the REIT Requirements or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

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

The rights of the holders of our Common Stock are limited by and subordinate to the rights of the holders of the Series A Preferred Stock and these rights may have a material adverse effect on the per-share trading price of our Common Stock.

The holders of shares of the Series A Preferred Stock have rights and preferences generally senior to those of the holders of our Common Stock. The existence of these senior rights and preferences may have a material adverse effect on the per-share trading price of shares of our Common Stock. These rights are more fully set forth in the Articles Supplementary governing our Series A Preferred Stock and include but are not limited to: (i) dividend rights, (ii) rights on liquidation, winding-up or dissolution of us and (iii) redemption rights upon the occurrence of certain events.

We have issued and may continue to issue Series A Preferred Stock that rank senior to our Common Stock in priority of dividend payment and upon liquidation, dissolution or winding up of or the Company and redemption rights upon the occurrence of certain events, and we cannot be certain that additional financing will be available on reasonable terms when needed, or at all, which could seriously harm our business.

On February 10, 2026, we issued a total of 250,000 shares of Series A Preferred Stock to the Purchasers, and we will be required to issue an additional 500,000 shares of Series A Preferred Stock to the Purchasers in one or more additional closings to occur on or before November 12, 2026. The holders of the Series A Preferred Stock are entitled to a quarterly distribution payable in arrears on January 15, April 15, July 15 and October 15 of each year in cash. The Series A Preferred Stock rank senior to our Common Stock with respect to priority of such dividend payments, as well as to rights upon liquidation, dissolution or winding up of us and redemption rights upon the occurrence of certain events. As a result, distributions on the Series A Preferred Stock may limit our ability to make distributions to holders of our Common Stock. Holders of shares of our Common Stock bear the risk that our future issuances of equity securities, including additional fundings of the Series A Preferred Stock, will dilute the ownership interest of existing holders of our Common Stock, and may materially adversely affect our results of operations and the per-share trading price of our Common Stock.

In addition, our ability to draw on our Series A Preferred Stock relies on the Purchasers’ continued operation and ability to fund. If we are unable to obtain additional financing on favorable terms, it could materially and adversely affect us.

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

Stockholders

As of February 20, 2026 there were approximately 264 holders of record of our Common Stock. However, because many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we believe there are considerably more beneficial holders of our Common Stock than record holders.

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

Equity Compensation Plan Information

The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

The following graph is a comparison of the cumulative total return of shares of our Common Stock, the S&P 500, and the MCSI US REIT Index. The graph assumes that $100 was invested on December 31, 2024, in each of shares of our Common Stock, the S&P 500 and the MCSI US REIT Index, and that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. The MCSI US REIT Index is a free float-adjusted market capitalization index that is comprised of equity REITs. The index is based on MSCI USA Investable Market Index (IMI), its parent index, which captures large, mid, and small capitalization securities. While funds used in this benchmark typically target institutional investors and have characteristics that differ from us (including differing fees), we feel that the MCSI US REIT Index is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds.

Total Return Performance
110.00
105.00
100.00
95.00
90.00
85.00
80.00
75.00
70.00
65.00
December 31, 2024
March 31, 2025
June 30, 2025
September 30, 2025
December 31, 2025
FrontView REIT
S&P 500
MSCI US REIT Index

	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
FrontView REIT	100.00	71.76	68.51	79.48	86.82
S&P 500	100.00	102.21	106.27	98.26	105.71
MSCI US REIT Index	100.00	99.63	97.83	101.28	98.44

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

Overview

We are an internally-managed net-lease REIT that is experienced in acquiring, owning and managing properties with frontage that are net leased to a diversified group of tenants. We are a growing net-lease REIT and owned a well-diversified portfolio of 303 properties across 37 U.S. states as of December 31, 2025. Our tenants include service-oriented businesses, such as medical and dental providers, quick service restaurants, casual dining, financial institutions, cellular stores, automotive stores, automotive services, convenience stores and gas stations, general retail, discount retail, automotive dealers, fitness operators, car washes, pharmacies, home improvement stores, as well as professional services tenants.

We currently derive a majority of our revenue from rents received from individual tenants of each of our properties in our portfolio. Our properties are typically leased under long-term net leases. As of December 31, 2025, we had ABR of $62.9 million with a weighted average remaining term of our leases was approximately 7.4 years, excluding renewal options. Approximately 97.3% of our leases (based on ABR) had contractual rent escalations, including, in some cases, pursuant to option terms. As of December 31, 2025, we had 321 tenants that represented 155 different brands. Our top 10 tenant brands (based on ABR) represented approximately 23.7% of our portfolio ABR as of December 31, 2025.

In connection with our initial public offering on October 2, 2024, we completed the Internalization pursuant to which we began directly employing employees and entered into employment agreements with each of our named executive officers. In addition, the Internalization eliminated the management and other fees and carried interest provisions that were previously paid by our Predecessor. The historical results of operations for our Predecessor through October 2, 2024, include the payment of management fees that we no longer pay following the Internalization and do not include the direct compensation expense, or other asset management, acquisition or general and administrative expenses not previously incurred based upon our externally managed structure.

As of December 31, 2025, we had total debt of $315.5 million, Net Debt of $302.0 million, a Net Debt to Annualized Adjusted EBITDAre ratio of 5.6x and a Fixed Charge Coverage Ratio of 3.6x. Net Debt, Annualized Adjusted EBITDAre and Fixed Charge Coverage Ratio are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

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

Rental Rates

Our ability to grow rental revenue from our existing portfolio will depend on our ability to realize the rental escalations built into our leases and execute lease renewals and lease extensions. As of December 31, 2025, approximately 97.3% of our leases (based on ABR) had contractual rent escalations, including, in some cases, pursuant to options terms, with an ABR weighted average annual minimum increase of approximately 1.7%. As of December 31, 2025, approximately 96.3% of our leases (based on ABR) contained fixed annual rent increases or periodic escalations over the term of the lease (e.g. a 10% increase every five years), approximately 1.0% of our leases (based on ABR) contained annual lease escalations based on increases in the CPI, and the remaining approximately 2.7% of our leases (based on ABR) did not contain rent escalation provisions. During periods of inflation, our fixed rent increases may not keep pace with the rate of inflation while the limited number of our leases that include CPI-based increases may fare better. Conversely, during periods where inflation is more limited, our leases with fixed rate increases may fare better than our leases with CPI-based increases.

Property Dispositions

From time to time, we may seek to sell any of our properties, in particular, where we believe the risk profile may have changed and become misaligned with our then current portfolio acquisition objectives. We also may selectively decide to sell properties that no longer meet one or more of our investment criteria or that may be sold opportunistically. The resulting gains or losses on any future dispositions may materially impact our operating results. The recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market at the time a property is listed for sale. As of December 31, 2025, we have sold 47 properties since inception.

Lease Renewals and Occupancy

As of December 31, 2025, the weighted average remaining term of our leases was approximately 7.4 years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rent, our ability to renew expiring leases or re-lease space upon the expiration or other termination of leases, our ability to lease properties that become vacant and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, including through casualty, condemnation, weather and environmental contamination, we would forego rental income while remaining responsible for the payment of property taxes, insurance, maintenance and other related costs and maintaining the property until it is re-leased, which could negatively impact our operating results. As of December 31, 2025, we had four vacant properties.

Acquisition Volume

Our historical growth in revenues and earnings has been achieved through rent escalations associated with existing in-place leases, coupled with rental income generated from property acquisitions. Our ability to grow revenue will depend, to a significant degree, on our ability to acquire additional properties. Our ability to grow requires us to identify and complete acquisitions that meet our investment criteria. Changes in capitalization rates, interest rates, inflation, market competition, economic changes, property inventory, and other factors may impact our acquisition opportunities in the future. Market conditions may also impact the total returns we can achieve on our investments. Our acquisition volume also depends on our ability to successfully access third-party debt and equity financing to fund our capital needs. As of December 31, 2025, we have bought 350 properties since inception.

Net-Lease Terms

Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance and repairs, and in many cases capital costs. Some leases contain exceptions that require us to pay specified expenses such as the cost of roof, parking lot, heating, ventilation and air conditioning and structure and non-structural repairs and replacement costs, off-site improvements, lease covenants affecting off-site property, and remediation activities (unless necessitated by the tenant), as well as costs related to the operation of a property in excess of certain caps contained within the underlying lease. In certain instances, a landlord’s reimbursement obligation may include reimbursing the tenant for the unamortized costs of certain expenses incurred by the tenant for the development of the premises. In some leases, this type of reimbursement obligation is triggered by the default of the landlord under the lease, but other leases require reimbursement of the tenant due to circumstances outside of the landlord’s control. For the year ended December 31, 2025, we incurred approximately $1.8 million in aggregate of expenses that were not tenant obligations. To the extent that our properties experience an increase in roof and structure, capital or other repairs or costs for which we are contractually responsible under some leases, it could negatively impact our future operating results. In addition, an increase in the number of leases in which we are responsible for some or all of these expenses could negatively influence our future operating results.

Interest Expense

As of December 31, 2025, our debt capital was comprised of a floating rate Term Loan and a floating rate Revolving Credit Facility. Accordingly, we are subject to interest rate risk. During the year ended December 31, 2025, we entered into interest rate swap agreements to manage interest rate exposure on both the Term Loan and Revolving Credit Facility. Refer to the discussion in the Derivative Instruments and Hedging Activities section below for further details. We also expect to continue to incur debt in the future in order to fund future acquisitions, which we expect will increase the amount of interest expense we incur. In addition, although we plan to manage our total floating-rate debt exposure, changes in the interest rate environment could either increase or decrease our weighted average interest rate in the future or impact any refinancing initiatives, which could also result in principal reduction requirements and ultimate refinancing risks. Any changes to our debt structure, including borrowings under our Revolving Credit Facility and Term Loan, or debt financing associated with property acquisitions, could materially influence our operating results.

Property Management and Asset Management Fees

Following completion of the Internalization, we no longer pay property management and asset management fees that were previously paid by our Predecessor, which historically increased as the size of our portfolio grew.

General and Administrative Expenses

Following completion of the Internalization, our general and administrative expenses include direct employee compensation costs for our 22 employees as of December 31, 2025. In addition, our general and administrative expenses include certain professional fees, consulting, portfolio servicing costs, board costs, public company expenses, increased audit, tax and other costs, insurance costs, and other general and administrative expenses not previously incurred by our Predecessor based upon its externally managed structure.

Impact of Inflation

Our rental revenues may be impacted by inflation. Approximately 96.3% of our leases (based on ABR) contain rent escalators that increase rent at a fixed amount and may not be sufficient during periods of inflation. As of December 31, 2025, leases that contributed approximately 1.0% of our leases (based on ABR), contained rent escalators based on increases in CPI and the associated increases in rental revenue may be limited during periods of low inflation. The impact of inflation on our property and operating expenses is mitigated since substantially all of our leases are net leases, and property-level expenses are generally paid for or reimbursed to us by our tenants. Some leases contain exceptions that require us to pay specified expenses such as the cost of roof, parking lot, heating, ventilation, and air-conditioning, and structure and non-structural repairs and replacement costs, off-site improvements, lease covenants affecting off-site property, and remediation activities (unless necessitated by the tenant), as well as costs related to the operation of a property in excess of certain caps contained within the underlying lease. To the extent we bear the cost of such expense, in certain cases, warranties are in place to help mitigate future significant capital outlays, though typically such warranties only cover certain limited items and do not provide comprehensive coverage. Inflation and increased costs may also have an adverse impact on our tenants’ businesses and their creditworthiness.

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

Year Ended December 31, 2025, the Period from October 3, 2024 to December 31, 2024, and the Predecessor Period from January 1, 2024 to October 2, 2024.

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
(in thousands)	2025	2024	2024
Revenues
Rental revenues	$66,526	$15,165	$44,497
Interest income on mortgage loans	350	—	—
Other income	239	12	243
Total revenues	67,115	15,177	44,740
Operating expenses
Depreciation and amortization	33,107	7,468	21,581
Property operating expenses	9,741	2,170	5,742
Property management fees	—	—	1,561
Asset management fees	—	—	3,124
General and administrative expenses	12,935	2,787	2,122
Total operating expenses	55,783	12,425	34,130
Other expenses (income)
Interest expense	18,016	3,452	19,896
Gain on sale of real estate	(11,926)	—	(337)
Impairment loss	10,455	3,891	591
Income taxes	350	231	349
Total other expenses	16,895	7,574	20,499
Operating loss	(5,563)	(4,822)	(9,889)
Internalization expense	—	—	(16,498)
Net loss	$(5,563)	$(4,822)	$(26,387)

Rental Revenues

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
(in thousands)	2025	2024	2024
Rental revenues:
Contractual rental amounts billed	$61,199	$12,869	$38,894
Reimbursable income	7,698	1,760	4,418
Adjustment to recognize contractual rental amounts on a straight-line basis	621	322	971
Variable rental amounts earned	350	378	1,555
Above/below market lease amortization, net	(3,342)	(164)	(1,341)
Total rental revenues	$66,526	$15,165	$44,497

Rental revenues totaled $66.5 million during the year ended December 31, 2025, $15.2 million during the period from October 3, 2024 to December 31, 2024 and $44.5 million during the Predecessor period from January 1, 2024 to October 2, 2024. The increase is due to (i) recognizing a full year of revenue for all acquisitions made during 2024 and (ii) growth of our real estate portfolio through 24 net property acquisitions in 2024.

Reimbursable income totaled $7.7 million during the year ended December 31, 2025, $1.8 million during the period from October 3, 2024 to December 31, 2024 and $4.4 million during the Predecessor period from January 1, 2024 to October 2, 2024. The increase was mainly due to the growth in properties and property expense recovered from tenants during the year ended December 31, 2025.

Variable rental amounts earned totaled $0.4 million during the year ended December 31, 2025, $0.4 million during the period from October 3, 2024 to December 31, 2024 and $1.6 million during the Predecessor period from January 1, 2024 to October 2, 2024. The decrease was attributable to lease termination fees received for certain properties.

Interest income on mortgage loans during the year ended December 31, 2025 totaled $0.4 million. The increase relates to seller financing in connection with the sale of certain properties in 2025.

Operating Expenses

Depreciation and amortization

Depreciation and amortization totaled $33.1 million during the year ended December 31, 2025, $7.5 million during the period from October 3, 2024 to December 31, 2024 and $21.6 million during the Predecessor period from January 1, 2024 to October 2, 2024. The increase in depreciation and amortization was primarily due to the growth of our real estate portfolio through acquisitions during the quarter ended December 31, 2024.

Property operating expenses

Property operating expenses totaled $9.7 million during the year ended December 31, 2025, $2.2 million during the period from October 3, 2024 to December 31, 2024 and $5.7 million during the Predecessor period from January 1, 2024 to October 2, 2024. The increase was mainly due to the growth in our portfolio. Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance and repairs, and in many cases capital costs. For the year ended December 31, 2025, we incurred $1.8 million in aggregate of expenses that were not tenant obligations, which includes non-recurring legal costs and property operating expenses incurred on vacant properties.

Property management and Asset management fees

Property management and asset management fees during the Predecessor period from January 1, 2024 to October 2, 2024 totaled $1.6 million and $3.1 million, respectively. On October 2, 2024, the completion of the Internalization terminated the agreements for property management and asset management fees. Following the completion of the Internalization, we no longer pay property management and asset management fees.

General and administrative expenses

General and administrative expenses during the year ended December 31, 2025 totaled $12.9 million, $2.8 million during the period from October 3, 2024 to December 31, 2024 and $2.1 million during the Predecessor period from January 1, 2024 to October 2, 2024. Changes in general and administrative expenses were primarily due to the (i) internalization of management and (ii) recognition of a full year of general and administrative expenses. During the year ended December 31, 2025, general and administrative expenses was mainly comprised of the recognition of $5.0 million in employee compensation and $2.3 million in stock-based compensation. We also incurred $1.6 million in non-recurring expenses mainly attributable to executive leadership changes and structuring costs, $1.1 million associated with audit and tax services and $0.3 million in director fees.

Other expenses (income)

Interest expense

Interest expense during the year ended December 31, 2025 totaled $18.0 million, $3.5 million during the period from October 3, 2024 to December 31, 2024 and $19.9 million during the Predecessor period from January 1, 2024 to October 2, 2024. The decrease is primarily due to an increase of $1.0 million in net cash received from interest rate hedges and a decrease in interest rates during 2025. As of December 31, 2025 and 2024, the weighted average interest rate was 4.87% and 5.65%, respectively.

Gain on sale of real estate

Gain on sale of real estate during the year ended December 31, 2025 totaled $11.9 million and $0.3 million during the Predecessor period from January 1, 2024 to October 2, 2024. During the year ended December 31, 2025, a total of 36 properties were sold at a net gain of approximately $7.0 million. We received proceeds for the expropriation of a portion of two properties for a net gain of approximately $4.7 million. Additionally, we sold a partial interest of one property for a net gain of approximately $0.2 million. During the year ended December 31, 2024, we sold five properties at a net gain of approximately $0.3 million.

Impairment loss

The following table presents the impairment for the respective periods:

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
(in thousands, except number of properties)	2025	2024	2024
Number of properties	21	3	1
Carrying value prior to impairment loss	$44,662	$8,933	$1,961
Fair value	34,207	5,042	1,370
Impairment loss	$10,455	$3,891	$591

Impairment loss during the year ended December 31, 2025 totaled $10.5 million relating to 21 properties, $3.9 million relating to three properties during the period from October 3, 2024 to December 31, 2024 and $0.6 million relating to one property during the Predecessor period from January 1, 2024 to October 2, 2024. The amount of impairment fluctuates each period based on existing facts and circumstances. The increase in impairment loss is primarily driven by the increased level of property dispositions. Vacant properties were also sold to facilitate the redeployment of capital into income-producing assets.

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

Capital Resources

As a new publicly traded REIT we plan to access the public equity markets to maintain an appropriate mix of debt and equity in line with our leverage policy, primarily through follow-on equity offerings and eventually through an at-the-market common equity offering program. We anticipate that the net proceeds from any public offerings will be used to repay debt, fund acquisitions, and for other general corporate purposes.

Financing Strategy

Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We finance our operations and investments using a variety of methods, including available unrestricted cash balances, property operating revenue, proceeds from property dispositions, available borrowings under our Revolving Credit Facility and Term Loan, common and preferred stock issuances, and debt securities issuances, including mortgage indebtedness and senior unsecured debt. We determine the amount of equity and debt financing to be used when acquiring an asset by evaluating our cost of equity capital, terms available in the credit markets (such as interest rate, repayment provisions and maturity) and our assessment of the particular asset’s risk.

We may issue common stock when we believe that our share price is at a level that allows the offering proceeds to be accretively invested into additional properties, to permanently finance properties that were financed by our Revolving Credit Facility or Term Loan, or to repay outstanding debt at or before maturity.

Series A Convertible Preferred Stock

On November 12, 2025, the Company entered into an investment agreement to issue up to 750,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, at an issue price of $100.00 per share, for aggregate gross proceeds of up to $75.0 million. The Series A Preferred Stock will accumulate cumulative dividends (“Regular Dividends”) at a rate (the “Regular Dividend Rate”) per annum equal to 6.75% on the liquidation preference thereof. The dividend rate will increase to 8% on the date that is four years after the last date on which the Series A Preferred Stock is issued pursuant to the Investment Agreement and will increase by an additional 2% on each subsequent anniversary thereafter up to a total of 12%. Regular dividends on the Series A Preferred Stock will be payable if, as and when authorized by the Company’s board of directors or any duly authorized committee thereof, to the extent not prohibited by law, quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Declared Regular Dividends will be payable solely in cash. In the event that any accumulated Regular Dividend is not authorized and paid on the applicable Regular Dividend payment date, then additional dividends (“Defaulted Regular Dividends”) will accumulate on the amount of such unpaid Regular Dividend, compounded quarterly at the Regular Dividend Rate.

Shares of the Series A Preferred Stock will be entitled to participate on an as-converted basis in any dividend declared and paid on (i) the Common Stock, subject to certain exceptions, including a regular quarterly cash dividend that does not exceed 75% of AFFO per share for the applicable quarter, and (ii) the OP Units of the OP that is not also declared and paid as a dividend on the Series A Preferred Stock pursuant to clause (ii). In addition, so long as any shares of Series A Preferred Stock remain outstanding, unless full Regular Dividends, including any Defaulted Regular Dividends thereon, have been declared and paid in cash, the Company will be prohibited from declaring or paying any dividends on any junior stock, OP Units or dividend parity stock, and the Company and its subsidiaries will be prohibited from repurchasing, redeeming or otherwise acquiring for value any junior stock or OP Units, in each case subject to certain exceptions.

For so long as any shares of the Series A Preferred Stock are outstanding, the affirmative vote of either (i) holders of Series A Preferred Stock and holders of each class or series of voting parity stock, if any, representing at least a majority of the combined outstanding voting power of the Series A Preferred Stock and such voting parity stock, if any, or (ii) Maewyn FVR II LP (the “Maewyn Purchaser”), will be required to (i) amend, modify or repeal any provision of the Company’s charter in a manner that adversely affects the special rights, preferences or voting powers of the Series A preferred stock, or (ii) (x) amend or modify the Company’s charter to authorize or create, or to increase the number of authorized shares of, any dividend parity stock, liquidation parity stock, dividend senior stock or liquidation senior stock or (y) authorize, create or issue any structurally senior equity at subsidiaries of the Company existing as of the date of the Initial Closing, subject to certain exceptions. Until such time as the Maewyn Purchaser beneficially owns (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended) less than 3.5% of the Common Stock (including, for the avoidance of doubt, the number of shares of Common Stock that would be issuable upon the conversion of all outstanding shares of Series A Preferred Stock or the number of shares of Common Stock that would be issuable upon exercise of the Warrants, as applicable, held by the Maewyn Purchaser) on a fully diluted basis, any majority consent must include the Maewyn Purchaser.

Each holder of Series A Preferred Stock will have the right, at its option, to convert its Series A Preferred Stock, in whole or in part, into shares of Common Stock, at any time. The number of shares of Common Stock into which a share of Series A Preferred Stock will convert at any time will equal the then-effective conversion rate. The conversion rate of the Series A Preferred Stock will initially be set at 5.88235 shares of Common Stock, based on an implied conversion price of $17.00 per share of Common Stock. In the event of a “change of control” where the per share consideration to be paid on the Common Stock (the “Change of Control Price”) is less than the then-effective conversion price, the conversion rate will be adjusted so that the number of shares of Common Stock into which a share of Series A Preferred Stock will convert will equal the liquidation preference divided by the Change of Control Price. The conversion rate is also subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events or certain anti-dilutive offerings. The conversion rate may not be adjusted prior to the receipt of stockholder approval if such adjustment would result in a conversion price less than the average closing price for the Common Stock for the five trading days immediately preceding the signing of the Investment Agreement.

Subject to certain conditions described below, the Company may, at its option, convert the outstanding shares of Series A Preferred Stock, in whole or in part, into shares of Common Stock if, during the 30 consecutive trading days immediately preceding the date the Company notifies holders of the Series A Preferred Stock of the election to convert, the volume weighted average price of the Common Stock exceeds 117.5% of the conversion price. The Company will not exercise its right to mandatorily convert shares of Series A Preferred Stock unless certain liquidity conditions with regard to the shares of Common Stock to be issued upon such conversion are satisfied. The Company may, at its option, convert all of the outstanding shares of Series A Preferred Stock into shares of Common Stock in the event of a “change of control” transaction.

If a Purchaser fails to cure any default of its obligation to purchase shares of Series A Preferred Stock pursuant to any subsequent funding request for a period of 30 calendar days following the date notice is sent by the Company of the default, such Purchaser, if it still holds shares of Series A Preferred Stock, or any holder that acquires shares of Series A Preferred Stock directly or indirectly from such Purchaser (such Purchaser or other holder, a “Terminating Holder”), will have 10 calendar days to elect to convert all of its outstanding shares of Series A Preferred Stock, after which time such Terminating Holder’s right to submit shares of Series A Preferred Stock will terminate. In addition, if such Terminating Holder does not elect to convert its shares of Series A Preferred Stock during such 10-day period, the Company will then have the option to redeem such Terminating Holder’s shares of Series A Preferred Stock at any time.

As of December 31, 2025 no Series A Convertible Preferred Stock had been issued and we have $75.0 million of available capacity.

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

The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments and 0.25% per annum if average daily usage in such quarter is equal to or less than 50% of total revolving commitments. Borrowings under our Revolving Credit Facility will bear interest at floating rates based on SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Revolving Credit Facility to remove the 10 basis points credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Revolving Credit Facility to adjust the applicable margin based on the Company's leverage ratio. As of December 31, 2025, the applicable margin was 1.15%

The Revolving Credit Facility contains an applicable facility fee based on our credit rating ranging between 0.125% and 0.30% per annum. As of December 31, 2025, the applicable facility fee was 0.30%.

As of December 31, 2025, we have $134.5 million of available capacity under our Revolving Credit Facility.

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

Borrowings under our Term Loan bear interest at floating rates based on SOFR plus an applicable margin based on our leverage ratio ranging between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Term Loan to remove the 10 basis points credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Term Loan to adjust the applicable margin based on the Company's leverage ratio. As of December 31, 2025, the applicable margin was 1.15%.

Covenants

We are subject to various covenants and financial reporting requirements pursuant to our Revolving Credit Facility and Term Loan. The table below summarizes the applicable financial covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. As of December 31, 2025, we believe we were in compliance with our covenants.

Covenants	Required
Total leverage ratio	≤ 60%
Adjusted EBITDA to fixed charges ratio	≥ 1.50 to 1.00
Secured leverage ratio	≤ 40%
Unencumbered NOI to unsecured interest expense ratio	≥ 1.75 to 1.00
Unsecured leverage ratio	≤ 60%
Tangible net worth	≥ 380,032

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of December 31, 2025. Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

(in thousands)
Year of Maturity	Revolving Credit Facility (1)	Term Loan (1)	Interest Expense (2)	Dividend (3)	Commitments to Fund Investments (4)	Total
2026	$—	$—	$14,885	$6,121	$20,106	$41,112
2027	115,500	200,000	10,855	—	—	326,355
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
2030	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$115,500	$200,000	$25,740	$6,121	$20,106	$367,467
(1)
Our Revolving Credit Facility and Term Loan contain two 12-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the commitments.
(2)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of December 31, 2025. This amount includes the impact of interest rate swap agreements.
(3)
Amounts include dividends declared as of December 31, 2025 of $0.215 per Common Stock and OP Unit. Future undeclared dividends are excluded.
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

On March 3, 2025, we entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk by converting a portion of our floating-rate debt to a fixed rate of 4.814%, including the applicable margin of 1.15% as of December 31, 2025, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

On September 10, 2025, we entered into five sequential interest rate swap agreements to manage interest rate risk exposure on the Revolving Credit Facility, with the first interest rate swap agreement effective September 12, 2025. Each agreement is structured to commence immediately following the maturity of the preceding agreement. The aggregate notional amount on these contracts is $100.0 million, and they mature in six-month intervals, with the final maturity in March 2028. The interest rate swap agreements utilized by us effectively modifies our exposure to interest rate risk by converting a portion of our floating-rate debt to a weighted average fixed rate of 3.220%, reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

Cash Flows

Cash and cash equivalents totaled $13.5 million as of December 31, 2025, $5.1 million as of December 31, 2024 and $12.5 million as of October 2, 2024. The table below shows information concerning cash flows for the year ended December 31, 2025, the period from October 3, 2024 to December 31, 2024 and Predecessor period from January 1, 2024 to October 2, 2024:

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
(in thousands)	2025	2024	2024
Net cash provided by operating activities	$42,132	$2,685	$17,844
Net cash (used in) provided by investing activities	(56,301)	(105,103)	7,934
Net cash provided by (used in) financing activities	22,593	95,045	(30,440)
Net increase (decrease) in cash and cash equivalents	$8,424	$(7,373)	$(4,662)

Net cash provided by operating activities for the year ended December 31, 2025 totaled $42.1 million, $2.7 million for the period from October 3, 2024 to December 31, 2024 and $17.8 million for the Predecessor period from January 1, 2024 to October 2, 2024. The increase in net cash provided by operating activities was mainly due to growth in our real estate portfolio, increase in rental revenues and decrease in interest expense.

Net cash used in investing activities for the year ended December 31, 2025 totaled $56.3 million and $105.1 million for the period from October 3, 2024 to December 31, 2024. Net cash provided by investing activities for the Predecessor period from January 1, 2024 to October 2, 2024 was $7.9 million. The decrease was due to increased dispositions in the year ended December 31, 2025. During the year ended December 31, 2025, there were 36 properties sold. For the period from January 1, 2024 to October 2, 2024, there were five properties sold.

Net cash provided by financing activities for the year ended December 31, 2025 totaled $22.6 million and $95.0 million for the period from October 3, 2024 to December 31, 2024. Net cash used in financing activities for the Predecessor period from January 1, 2024 to October 2, 2024 was $30.4 million. The decrease in net cash provided by financing activities was mainly due to the proceeds received from the IPO issuance on October 3, 2024.

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

The following is a reconciliation of net loss (which is the most comparable GAAP measure) to FFO and AFFO:

Reconciliation of net loss to FFO and AFFO

	Successor	Successor	Predecessor (1)
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
(unaudited, in thousands, except per share amounts)	2025	2024	2024
Net loss	$(5,563)	$(4,822)	$(26,387)
Depreciation on real property and amortization of real estate intangibles (2)	33,107	7,468	21,581
Gain on sale of real estate	(11,926)	—	(337)
Impairment loss	10,455	3,891	591
Funds from Operations (“FFO”)	$26,073	$6,537	$(4,552)
Diluted Weighted Average Shares Outstanding	27,840	27,578	—
FFO per share	$0.94	$0.24	$—
Straight-line rent adjustments	(621)	(322)	(971)
Amortization of financing transaction and discount costs	1,603	1,588	3,145
Amortization of above/below market lease intangibles (3)	3,342	164	1,341
Stock-based compensation	2,328	608	—
Lease termination fees (4)	—	(342)	(1,384)
Adjustment for structuring and public company readiness costs	386	662	487
Adjustment for internalization expenses	—	—	16,498
Other non-recurring expenses (5)	1,611	84	—
Adjusted Funds from Operations (“AFFO”)	$34,722	$8,979	$14,564
Diluted Weighted Average Shares Outstanding	27,840	27,578	—
AFFO per share	$1.25	$0.33	$—
(1)
The Company determined that per share amounts in the Predecessor period would not be meaningful to users of this filing, given the different unitholders in the Predecessor.
(2)
Includes write-offs of intangibles of $2.5 million for the year ended December 31, 2025, $0.3 million for the period from October 3, 2024 to December 31, 2024 and $0.3 million for the Predecessor period from January 1, 2024 to October 2, 2024.
(3)
Includes write-offs of $0.9 million for the year ended December 31, 2025, $(0.3) million for the period from October 3, 2024 to December 31, 2024.

(4)
In 2025, lease termination fees are not adjusted for AFFO purposes. 2024 AFFO figures included an adjustment for lease termination fees.
(5)
Other non-recurring expenses include one-time legal expenses related to corporate agreements including amendments to credit facilities and OP structure, severance charges, deal pursuit costs and other non-recurring items.

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

We compute adjusted EBITDAre as EBITDAre for the applicable quarter, as adjusted to (i) reflect all investment and disposition activity that took place during the applicable quarter as if each transaction had been completed on the first day of the quarter, (ii) exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, (iii) eliminate the impact of lease termination fees from certain of our tenants, and (iv) exclude non-cash stock-based compensation expense. Annualized Adjusted EBITDAre is calculated by multiplying adjusted EBITDAre for the applicable quarter by four, which we believe provides a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter given the contractual nature of our long-term net leases. You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly different from our Annualized Adjusted EBITDAre.

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

Adjusted Net Operating Income (“NOI”) and Adjusted Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute Adjusted NOI as Adjusted EBITDAre and exclude general and administration expenses. We further adjust Adjusted NOI for non-cash revenue components of straight-line rent and other amortization expense to derive Adjusted Cash NOI. We believe Adjusted NOI and Adjusted Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level.

Adjusted NOI and Adjusted Cash NOI are not measurements of financial performance under GAAP and may not be comparable to similarly titled measures of other companies. You should not consider our measures as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

Annualized Adjusted NOI is calculated by multiplying Adjusted NOI for the applicable quarter by four and Annualized Adjusted Cash NOI is calculated by multiplying Adjusted Cash NOI for the applicable quarter by four. We believe these annualized figures provide a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter given the contractual nature of our long-term net leases. You should not unduly rely on these measures as they are based on assumptions and estimates that may prove to be inaccurate. Our actual reported NOI for future periods may be significantly different from our Annualized Adjusted NOI and Annualized Adjusted Cash NOI.

The following table reconciles net loss (which is the most comparable to GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI:

Reconciliation of net loss to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI

Three months ended December 31,
(unaudited, in thousands)	2025
Net loss	(5,243)
Depreciation and amortization	8,029
Interest expense	4,308
Income taxes	2
EBITDA	7,096
Gain on sale of real estate	(2,682)
Impairment loss	5,498
EBITDAre	9,912
Adjustment for current period investment activity (1)	449
Adjustment for current period disposition activity (1)	(62)
Adjustment for non-cash compensation expense	763
Adjustment to exclude non-recurring expenses (2)	534
Adjustment to exclude net write-offs of accrued rental income	340
Adjustment to exclude write-offs of amortization of intangibles	1,494
Adjusted EBITDAre	13,430
General and administrative, net of non-recurring	2,408
Adjusted Net Operating Income (“NOI”)	15,838
Straight-line rental revenue, net	(521)
Adjusted Cash NOI	15,317

Annualized EBITDAre	39,648
Annualized Adjusted EBITDAre	53,720
Annualized Adjusted NOI	63,352
Annualized Adjusted Cash NOI	61,268
(1)
Reflects an adjustment to give effect to all investments and dispositions during the quarter as if they had been acquired or disposed of as of the beginning of the period.
(2)
Reflects an adjustment to exclude non-recurring expenses including structuring and public company readiness costs, legal one-time expenses, severance charges and other non-recurring income or expenses.

Net Debt is a non-GAAP financial measure. We define Net Debt as our Gross Debt less cash and cash equivalent. The ratios of Net Debt to EBITDAre and Net Debt to Annualized Adjusted EBITDAre represent Net Debt as of the end of the applicable period divided by EBITDAre or Annualized Adjusted EBITDAre for the period, respectively. We believe that these ratios are useful to investors and analysts because they provide information about Gross Debt less cash and cash equivalents, which could be useful to repay debt, compared to our performance as measured using EBITDAre and Annualized Adjusted EBITDAre, which are described above.

The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt, and presents the ratios of Net Debt to EBITDAre and Net Debt to Annualized Adjusted EBITDAre:

Reconciliation of total debt to Net Debt and ratio of Net Debt to Annualized EBITDAre, Net Debt to Annualized Adjusted EBITDAre and Fixed Charge Coverage Ratio

As of December 31,
(unaudited, in thousands)	2025
Debt
Term Loan	$200,000
Revolving Credit Facility	115,500
Gross Debt	315,500
Cash and cash equivalents	(13,518)
Net Debt	$301,982
Leverage ratios:
Net Debt to Annualized EBITDAre	7.6x
Net Debt to Annualized Adjusted EBITDAre	5.6x

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

The following table summarizes our fixed charges, and presents Annualized Fixed Charges to Annualized Adjusted EBITDAre:

As of December 31,
(unaudited, in thousands)	2025
Interest expense	$4,308
Non-cash interest	(404)
Fixed charges	3,904
Annualized fixed charges	$15,616
Fixed Charge Coverage Ratio	3.6x

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate risk arising from changes in interest rates on any floating-rate borrowings we make under our Revolving Credit Facility or Term Loan or other debt or other capital instruments that bear interest. Borrowings under our Revolving Credit Facility and Term Loan will bear interest at floating rates based on SOFR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, decrease or increase our net income and cash flow. During the year ended December 31, 2025, we entered into interest rate swap agreements to manage interest rate exposure on both the Term Loan and Revolving Credit Facility. Refer to the discussion in the Derivative Instruments and Hedging Activities section above for further details. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swaps to convert certain variable-rate debt to a fixed rate. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Refinancing of any of our debt instruments would also be subject to market conditions at the time of such refinancing and our operational performance, which could require principal paydowns and equity injections due to limited financing sources being available at the time.

As of December 31, 2025 and December 31, 2024, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
FrontView REIT, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FrontView REIT, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the year ended December 31, 2025 and for the periods from October 3, 2024 through December 31, 2024 (Successor period), and the period from January 1, 2024 through October 2, 2024 (Predecessor period), and the related notes and financial statement schedules III to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from October 3, 2024 through December 31, 2024 (Successor period) and the period from January 1, 2024 through October 2, 2024 (Predecessor period), in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas
February 25, 2026

FRONTVIEW REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Real estate held for investment, at cost
Land	$329,478	$332,944
Buildings and improvements	417,393	386,462
Total real estate held for investment, at cost	746,871	719,406
Less accumulated depreciation	(48,204)	(40,398)
Real estate held for investment, net	698,667	679,008
Assets held for sale	12,493	5,898
Mortgage loans receivable	10,324	—
Cash and cash equivalents	13,518	5,094
Intangible lease assets, net	99,489	114,868
Other assets	19,952	16,941
Total assets	$854,443	$821,809
LIABILITIES AND EQUITY
Liabilities
Debt, net	$314,251	$266,538
Intangible lease liabilities, net	14,474	14,735
Accounts payable and accrued liabilities	32,494	17,858
Total liabilities	361,219	299,131
Equity
FrontView REIT, Inc. equity
Common Stock, $0.01 par value 450,000,000 shares authorized, 22,111,165 shares issued and outstanding as of December 31, 2025	221	173
Additional paid-in capital	420,024	331,482
Accumulated deficit	(28,149)	(6,834)
Accumulated other comprehensive loss	(901)	—
Total FrontView REIT, Inc. equity	391,195	324,821
Non-controlling interests	102,029	197,857
Total equity	493,224	522,678
Total liabilities and equity	$854,443	$821,809

The accompanying notes are an integral part of these consolidated financial statements.

FRONTVIEW REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Successor	Successor	Predecessor (1)
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
	2025	2024	2024
Revenues
Rental revenues	$66,526	$15,165	$44,497
Interest income on mortgage loans	350	—	—
Other income	239	12	243
Total revenues	67,115	15,177	44,740
Operating expenses
Depreciation and amortization	33,107	7,468	21,581
Property operating expenses	9,741	2,170	5,742
Property management fees	—	—	1,561
Asset management fees	—	—	3,124
General and administrative expenses	12,935	2,787	2,122
Total operating expenses	55,783	12,425	34,130
Other expenses (income)
Interest expense	18,016	3,452	19,896
Gain on sale of real estate	(11,926)	—	(337)
Impairment loss	10,455	3,891	591
Income taxes	350	231	349
Total other expenses	16,895	7,574	20,499
Operating loss	(5,563)	(4,822)	(9,889)
Internalization expense	—	—	(16,498)
Net loss	(5,563)	(4,822)	(26,387)
Less: Net loss attributable to convertible non-controlling preferred interests	—	—	7,171
Less: Net loss attributable to non-controlling interests	1,734	1,825	—
Net loss attributable to NADG NNN Property Fund LP (Predecessor) and to FrontView REIT, Inc. (Successor)	$(3,829)	$(2,997)	$(19,216)
Weighted average number of common shares outstanding
Basic	19,755,810	16,258,728	—
Diluted	27,839,861	27,577,692	—
Net loss per share attributable to common stockholders
Basic	$(0.22)	$(0.19)	$—
Diluted	$(0.22)	$(0.19)	$—
Comprehensive loss
Net loss	$(5,563)	$(4,822)	$(26,387)
Other comprehensive loss
Change in fair value of interest rate swaps	(1,427)	—	—
Comprehensive loss	(6,990)	(4,822)	(26,387)
Less: Comprehensive loss attributable to convertible non-controlling preferred interests	—	—	7,171
Less: Comprehensive loss attributable to non-controlling interests	2,260	1,825	—
Comprehensive loss attributable to NADG NNN Property Fund LP (Predecessor) and to FrontView REIT, Inc. (Successor)	$(4,730)	$(2,997)	$(19,216)
(1)
The Company determined that earnings per unit in the Predecessor period would not be meaningful to users of this filing, given the different unitholders in the Predecessor.

The accompanying notes are an integral part of these consolidated financial statements.

FRONTVIEW REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share amount)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Partners' Capital	Total Equity
Balances, December 31, 2023 (Predecessor)	$—	$—	$—	$—	$—	$197,071	$197,071
Accretion of non-controlling interests	—	—	—	—	—	(12,071)	(12,071)
Distributions	—	—	—	—	—	(1,512)	(1,512)
Net loss	—	—	—	—	—	(19,216)	(19,216)
Balances, October 2, 2024 (Predecessor)	—	—	—	—	—	164,272	164,272
REIT contribution transactions	18	40,675	—	—	244,850	(164,272)	121,271
Issuance of 14,290,846 shares of Common Stock	143	271,383	—	—	—	—	271,526
Conversion of OP Units to shares of Common Stock	12	25,600	—	—	(25,612)	—	—
Offering costs, discounts, and commissions	—	(24,060)	—	—	—	—	(24,060)
Stock-based compensation	—	608	—	—	—	—	608
Distributions declared	—	—	(3,837)	—	(2,264)	—	(6,101)
Distributions declared to Preferred Units	—	—	—	—	(16)	—	(16)
Reallocation of non-controlling interests	—	17,276	—	—	(17,276)	—	—
Net loss	—	—	(2,997)	—	(1,825)	—	(4,822)
Balances, December 31, 2024 (Successor)	173	331,482	(6,834)	—	197,857	—	522,678
Conversion of OP Units to shares of Common Stock	48	99,323	—	—	(99,371)	—	—
Stock-based compensation, net	—	1,963	—	—	—	—	1,963
Distributions declared	—	—	(17,486)	—	(6,909)	—	(24,395)
Distributions declared to Preferred Units	—	—	—	—	(32)	—	(32)
Reallocation of non-controlling interests	—	(12,744)	—	—	12,744	—	—
Change in fair value of interest rate swaps	—	—	—	(901)	(526)	—	(1,427)
Net loss	—	—	(3,829)	—	(1,734)	—	(5,563)
Balances, December 31, 2025 (Successor)	$221	$420,024	$(28,149)	$(901)	$102,029	$—	$493,224

The accompanying notes are an integral part of these consolidated financial statements.

FRONTVIEW REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
	2025	2024	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,563)	$(4,822)	$(26,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,107	7,370	21,579
Amortization of above/below market leases	3,342	164	1,341
Amortization of organization costs	—	100	—
Amortization of financing transaction and discount costs	1,603	1,588	3,145
Amortization of software costs	35	8	25
Net cash received from derivative settlements	1,007	—	—
Non-cash rental revenue adjustments	(499)	(237)	(970)
Gain on sale of real estate	(11,926)	—	(337)
Stock-based compensation, net	1,963	608	—
Internalization expense	—	—	16,498
Impairment loss	10,455	3,891	591
Changes in operating assets and liabilities:
Other assets	(1,529)	(285)	214
Accounts payable and accrued liabilities	10,137	(5,700)	2,145
Net cash provided by operating activities	42,132	2,685	17,844

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition fees paid	—	—	(523)
Acquisition of real estate held for investment	(125,419)	(104,184)	—
Deposits on real estate held for investment	305	(438)	(350)
Deferred leasing costs and other additions to real estate held for investment	(2,256)	(629)	(1,103)
Principal collections on mortgage loans receivable	900	—	—
Net proceeds from sale of real estate	65,228	148	9,931
Net proceeds from expropriation	4,953	—	—
Additions to software costs	(12)	—	(21)
Net cash (used in) provided by investing activities	(56,301)	(105,103)	7,934

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from non-controlling convertible preferred interests	—	—	108
Proceeds from issuance of Common Stock, net of $18,896 of offering costs, discounts, and commissions	—	252,500	—
Proceeds from debt	57,000	268,500	—
Repayment of debt	(10,000)	(419,466)	(20,913)
Financing transaction costs	—	(4,804)	(416)
Deferred offering costs	—	—	(2,843)
Cash distributions paid to stockholders	(16,569)	—	(1,500)
Cash distributions paid to Preferred Unit holders	(32)	(16)	(12)
Cash distributions paid to non-controlling convertible preferred interests	—	(1,669)	(4,864)
Cash distributions paid to non-controlling interests	(7,806)	—	—
Net cash provided by (used in) financing activities	22,593	95,045	(30,440)
Net increase (decrease) in cash and cash equivalents during the period	8,424	(7,373)	(4,662)
Cash and cash equivalents, beginning of period	5,094	12,467	17,129
Cash and cash equivalents, end of period	$13,518	$5,094	$12,467

The accompanying notes are an integral part of these consolidated financial statements.

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
	2025	2024	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,911	$2,701	$16,531
Non-cash disclosures of non-cash investing and financing activities:
Accrued real estate development and improvement costs	$5,010	$1,594	$1,627
Accrued deferred leasing fees	$314	$224	$559
Accrued deferred offering costs	$1,429	$391	$225
Increase in mortgage loan receivable in exchange for sale of real estate	$11,224	$—	$—
OP Units issued as consideration for Internalization	$—	$17,698	$—
Reclassification of non-controlling preferred interests to non-controlling interests	$—	$103,725	$—
Reclassification of partners' capital to non-controlling interests	$—	$82,733	$—
Reclassification of partners' capital to Common Stock and additional paid-in capital	$—	$40,693	$—
Conversion of OP Units to Common Stock and additional paid-in capital	$99,371	$25,612	$—
Distributions payable to convertible non-controlling preferred interests	$—	$—	$1,669
Distributions payable	$6,121	$6,101	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRONTVIEW REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

All amounts expressed in these consolidated financial statements are in United States (“U.S.”) currency.

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

The Company is an internally-managed net-lease REIT that acquires, owns and manages primarily properties with frontage that are net leased to a diversified group of tenants. The Company is differentiated by an investment approach focused on properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers. As of December 31, 2025, the Company owned a well-diversified portfolio of 303 properties with direct frontage across 37 U.S. states.

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

Prior to October 2, 2024, the Predecessor was externally managed by North American Realty Services LLLP (“NARS”) and affiliates. NARS and the Predecessor were related parties (see Note 15) and the Company’s CEO and COO were employees of NARS.

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

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	December 31, 2025			December 31, 2024
	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership Interest	22,111,165	5,766,866	27,878,031	17,290,663	10,532,163	27,822,826
Percent Ownership of OP	79.3%	20.7%	100.0%	62.1%	37.9%	100.0%

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

Generally, a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a voting interest entity in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affects its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. The Company has concluded that the OP is a VIE and consolidates its interest in the OP as the Company is deemed to be the primary beneficiary. The portion of the OP not owned by the Company is presented as non-controlling interests as of December 31, 2025 and 2024.

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

Real Estate Held for Investment

Real estate held for investment is stated at cost, less accumulated depreciation and impairment losses. Upon acquisition of real estate held for investment considered to be an asset acquisition, the purchase price and related acquisition costs (collectively, “the purchase price”) is capitalized as part of the cost basis. The purchase price is allocated between land, buildings and improvements, site improvements, and identifiable intangible assets and liabilities such as amounts related to in-place leases and origination costs acquired, above- and below-market leases, based upon their relative fair values. The allocation of the purchase price requires judgment and significant estimates. When making estimates of fair values for purposes of allocating the purchase price, the Company utilizes a number of sources, including real estate valuations prepared by an independent valuation firm. The Company also considers information and other factors, including market conditions, the industry the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; and tenant credit profile. Additionally, the Company considers information obtained about each property from its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. Based on these inputs for measuring and allocating the fair value of real estate acquisitions, the Company utilizes both Level 2 observable market data and Level 3 unobservable inputs that reflect the Company’s own internal assumptions.

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

In the event a tenant terminates its lease, the unamortized portion of the related intangible values is written off immediately.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the asset:

Asset	Estimated useful lives
Buildings and improvements	15 – 54 years
Site improvements	2 – 27 years
Tenant improvements	Shorter of the lease term or useful life
In-place leases and origination costs	Remaining lease term
Leasing fees	Remaining lease term
Above- and below-market leases	Remaining lease term

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the real estate properties, including the related intangible lease assets and liabilities, as well as straight-line revenue recognition of the associated lease. Properties held for sale are carried at the lower of cost or fair value, less estimated selling costs. If the estimated fair value less selling costs is lower than the carrying value, the difference will be recorded as an impairment on assets held for sale in the consolidated statements of operations and comprehensive loss. The Company estimated the fair value of the assets held for sale using Level 2 and Level 3 inputs based on the negotiated selling price, less costs of disposal, received from a third party and a capitalized fair value approach, less costs of disposal, based on market rents and capitalization rates from comparable transactions, respectively. The results of operations for properties disposed of or classified as held for sale were not reclassified as discontinued operations as these events are a normal part of the Company’s operations and do not represent strategic shifts in the Company’s operations.

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

The following table summarizes the Company's impairment for the respective periods:

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
(in thousands, except number of properties)	2025	2024	2024
Number of properties	21	3	1
Impairment loss	$10,455	$3,891	$591

Revenue Recognition and Accounts Receivable

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). For property related contracts that contain leases, revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. At the time of lease assumption or inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the property lease classification.

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

As of December 31, 2025 and 2024, all of the Company's leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases and reasonably certain renewal periods. The difference between rental revenue recognized and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of other assets in the consolidated balance sheets. If the Company determines that collectibility of the lease payments is not probable, the Company records an adjustment to rental revenues to reduce the outstanding receivables where collectibility is not probable including deferred rent receivables. Future revenue recognized is limited to amounts paid by the lessee.

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

For the years ended December 31, 2025 and 2024, the Company had no individual tenants or common franchises that accounted for more than 10% of rental revenues, excluding lease termination fees.

In accordance with ASC 842, provisions for uncollectible rent are recorded as an offset to rental revenues in the accompanying consolidated statements of operations and comprehensive loss.

Mortgage Loans Receivable

The Company provided seller-financing to the acquirers of certain real estate property sales. As of December 31, 2025, the Company had four mortgage loans receivables in its portfolio.

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

Financing Transaction and Discount Costs

Financing transaction costs incurred in connection with obtaining debt are deferred and amortized over the term of the related debt. For any debt acquired at a discount, where the fair value of debt is less than the carrying amount, the fair value discount is amortized over the term of the related debt using the effective interest method. The amortization of financing transaction costs and fair value discount is charged to interest expense on the accompanying consolidated statements of operations and comprehensive loss. The unamortized balance of deferred financing transaction costs associated with the Revolving Credit Facility and Term Loan are reported within other assets and debt, net, respectively, in the consolidated balance sheets.

Derivative Instruments

The Company uses derivative instruments to manage exposure to interest rates. The Company does not enter into derivatives for trading or speculative purposes.

All derivatives are recognized at fair value on the Company’s consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.

Certain interest rate swap agreements are qualified and designated as cash flow hedges. The effective portion of the fair value unrealized gain or loss on cash flow hedges is reported as a component of Accumulated other comprehensive income (“AOCI”) with offsetting amounts recorded in the Company’s consolidated balance sheets depending on the position and the duration of the contract. The gain or loss on the derivative instrument due to the change in fair value is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

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

Non-Controlling Interests

Non-controlling interests represent the interests held in the OP of 20.7% as of December 31, 2025, by third parties and related parties involved in the Internalization which are accounted for as a separate component of equity.

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

Stock-Based Compensation

The Company has issued restricted stock units (“RSUs”) under its 2024 Omnibus Equity and Incentive Plan (“Equity and Incentive Plan”). The Company accounts for stock-based incentives in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation expense be recognized based on the awards estimated grant date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the consolidated statements of operations and comprehensive loss over the appropriate vesting period on a straight-line basis or at the cumulative amount vested at each balance sheet date, if greater. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on RSUs issued under the Equity and Incentive Plan are recorded as cumulative distributions in excess of retained earnings in the consolidated balance sheets.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to continue to qualify as a REIT. To qualify as a REIT, the Company is subject to various requirements including that it generally must distribute at least 90% of its taxable income (other than net capital gain) to its shareholders as dividends. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income (including net capital gain) and to a 4% non-deductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed taxable income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost, unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2025, the Company believes it is in compliance with all applicable REIT requirements.

The Company intends to distribute 100% of its taxable income on an annual basis and, therefore, would not be required to pay any federal income tax on its own taxable income.

The Company is subject to state and local income or franchise taxes in certain jurisdictions in which some of its properties are located and records these within income taxes in the accompanying consolidated statements of operations and comprehensive loss.

Taxable income from certain non-REIT activities is managed through TRS and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the years ended December 31, 2025 and 2024.

The Company and certain of its subsidiaries (including the Predecessor) are required to file income tax returns with U.S. federal and state taxing authorities. As of December 31, 2025, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2023 and 2024 tax years, and the Predecessor’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2021 through 2024 tax years.

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

Segment Reporting

The Company currently operates in a single reportable segment, which includes the acquisition, leasing, mortgage loan financing and ownership of net leased properties. The consolidated totals represent the aggregated results of the Company's single reportable operating segment. The Company's chief operating decision maker (“CODM”) is the Company's executive management team, which consists of the Chief Executive Officer and Chief Financial Officer. The CODM assesses, measures, and reviews the operating and financial results at the consolidated level for the entire portfolio and therefore, each property or property type is not considered an individual operating segment. The Company does not evaluate the results of operations based on geography, size, or property type.

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

All the Company's debt and interest rate swap agreements are classified within Level 2 of the fair value hierarchy.

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

The following table summarizes the carrying amount reported in the consolidated balance sheets and the Company's estimate of the fair value of debt:

(in thousands)	December 31, 2025	December 31, 2024
Carrying amount	$315,500	$268,500
Fair value	315,656	268,500

The Company has financial instruments which include cash and cash equivalents, other assets, mortgage loans receivable, and accounts payable and accrued liabilities, which are carried at amortized cost and approximate their fair value unless otherwise noted.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, to present separate line items under revenue.

Subsequent Events

The Company evaluates subsequent events for disclosure in these consolidated financial statements through the date of which these consolidated financial statements were available to be issued.

Recent Accounting Pronouncements

As an emerging growth company, the Company has generally elected to opt into the extended transition period for non-public business entities for new or revised accounting standards. The Company continuously evaluates the potential impact of recently released accounting standards to ensure compliance.

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (ASU 2025-09)”. This ASU expands eligibility of risk components for hedge designation, clarifies the presentation and disclosure requirements for hedging relationships, and simplifies the assessment of hedge effectiveness. For entities other than public business entities, this ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11)”. This ASU is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. For entities other than public business entities, this ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

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

As of December 31, 2025 and 2024, the Company had a portfolio of 303 and 307 real estate properties, respectively. The average remaining lease term, excluding renewal options, for real estate properties owned by the Company as of December 31, 2025 and 2024 was approximately 6.9 years and 7.4 years, respectively.

During the year ended December 31, 2025, the Company acquired 32 properties for an aggregate purchase price (including acquisition costs) of $125.4 million. All of the properties acquired during the year ended December 31, 2025, were leased at acquisition with an average remaining lease term of approximately 11.5 years.

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

The acquisitions were all accounted for as asset acquisitions. The Company allocated the purchase price of these properties to the fair values of the assets and liabilities assumed, which is summarized in the following table:

(in thousands)	December 31, 2025	December 31, 2024
Land	$33,644	$28,597
Buildings	71,455	51,138
Site improvements	7,178	8,423
Other assets	122	340
Intangible assets:
Above-market leases	2,560	7,311
In-place leases and origination costs	14,350	10,846
	129,309	106,655
Liabilities assumed:
Below-market leases intangible liabilities	(3,745)	(1,649)
Accounts payable and accrued liabilities	(145)	(822)
Purchase price (including acquisition costs)	$125,419	$104,184

During the year ended December 31, 2025, the Company sold 36 real estate properties for $78.1 million. The Company received net proceeds of $73.8 million from the property sales, including $9.0 million of mortgage loans receivable, after paying closing costs of $4.3 million and recorded a gain on sale of $7.0 million. The aggregate cost and associated accumulated depreciation and amortization of the properties sold, at the date of sale, was $78.4 million and $11.6 million, respectively.

During the year ended December 31, 2025, the Company received proceeds for the expropriation from the state for a portion of real estate from two properties for $5.4 million. The Company received net proceeds of $5.0 million from the expropriation from the state, after paying closing costs of $0.4 million and recorded a gain on sale of $4.7 million. The aggregate cost of the portion of the properties that was expropriated was $0.3 million.

During the year ended December 31, 2025, the Company sold a partial interest in one real estate property for $2.8 million. The company received net proceeds of $2.6 million from the sale, including $2.2 million of mortgage loan receivable, after paying closing costs of $0.2 million and recorded a gain on sale of $0.2 million. The aggregate cost of the partial interest, at the date of the sale was $2.4 million.

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

The depreciation expense on real estate held for investment was as follows:

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
(in thousands)	2025	2024	2024
Depreciation	$14,876	$3,146	$8,853

The following table summarizes amounts reported as rental revenues on the accompanying consolidated statements of operations and comprehensive loss:

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
(in thousands)	2025	2024	2024
Rental revenues:
Contractual rental amounts billed	$61,199	$12,869	$38,894
Reimbursable income	7,698	1,760	4,418
Adjustment to recognize contractual rental amounts on a straight-line basis	621	322	971
Variable rental amounts earned	350	378	1,555
Above/below market lease amortization, net	(3,342)	(164)	(1,341)
Total rental revenues	$66,526	$15,165	$44,497

Total estimated future minimum rents to be received under non-cancelable leases in effect as of December 31, 2025, are as follows:

(in thousands)	December 31, 2025
2026	$61,910
2027	58,201
2028	52,883
2029	49,259
2030	44,402
Thereafter	247,203
$513,858

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

4. MORTGAGE LOANS RECEIVABLE

In connection with the sales of certain real estate properties, the Company provided seller-financing to the acquirers. The loan-to-value (LTV) of the mortgage loans receivables range from 73.1% to 87.1%, and the interest rates and other terms and conditions were consistent with market standards. The Company recognized the full gain on sale of the properties in the amount of $0.4 million. Given the LTV's noted above, and that the mortgage loans receivable are fully collateralized by the underlying properties, no allowance for the mortgage loans receivable was recorded at December 31, 2025. Interest income associated with these mortgage loans receivable is recognized when earned.

The following is a summary of the Company's mortgage loans receivable portfolio as of December 31, 2025:

(in thousands, except number of properties and percentages)
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	December 31, 2025
Mortgage	I/O	1	7.9%	7.9%	11-Jun-28	$1,734
Mortgage	I/O	1	7.6%	8.1%	30-Jun-29	5,400
Mortgage	I/O	1	8.0%	8.0%	25-Aug-28	2,240
Mortgage	P + I	1	6.5%	6.5%	14-Dec-30	950
Total mortgage loans receivables						$10,324
(1)
I/O: Interest Only; P+I: Principal and Interest.

5. INTANGIBLE ASSETS AND LIABILITIES

The following is a summary of intangible lease assets and liabilities and related accumulated amortization:

(in thousands) As of December 31, 2025	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$137,104	$68,185	$68,919
Above-market leases	48,151	24,001	24,150
Leasing fees	7,399	979	6,420
Total intangible lease assets	$192,654	$93,165	$99,489

Intangible lease liabilities:
Below-market leases	$27,140	$12,666	$14,474
Total intangible lease liabilities	$27,140	$12,666	$14,474

(in thousands) As of December 31, 2024	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$138,256	$60,773	$77,483
Above-market leases	51,871	21,385	30,486
Leasing fees	7,235	336	6,899
Total intangible lease assets	$197,362	$82,494	$114,868

Intangible lease liabilities:
Below-market leases	$25,607	$10,872	$14,735
Total intangible lease liabilities	$25,607	$10,872	$14,735

The amortization and net adjustment to rental revenue of intangible lease assets and liabilities was as follows:

	Successor	Successor	Predecessor
	For the year ended December 31,	Period from October 3 through December 31,	Period from January 1 through October 2,
(in thousands)	2025	2024	2024
Amortization:
Amortization of in-place leases and leasing fees	$17,831	$4,224	$12,726

Net adjustment to rental revenue:
Above-market and below-market leases	$3,342	$164	$1,341

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of December 31, 2025 and 2024 by category are as follows:

Years remaining as at	December 31, 2025	December 31, 2024
In-place leases and origination costs	9.9	9.1
Leasing fees	11.2	12.0
Above-market leases	7.3	8.2
Below-market leases	11.0	10.5

The estimated future amortization expense for intangible lease assets, net of intangible lease liabilities, are as follows:

(in thousands)	In-place leases and origination costs	Leasing fees	Above-market leases	Below-market leases	December 31, 2025
2026	$13,231	$697	$4,915	$(2,689)	$16,154
2027	10,807	677	4,265	(2,203)	13,546
2028	7,806	671	3,876	(1,308)	11,045
2029	6,620	649	3,320	(1,210)	9,379
2030	5,615	574	1,968	(1,076)	7,081
Thereafter	24,840	3,152	5,806	(5,988)	27,810
	$68,919	$6,420	$24,150	$(14,474)	$85,015

6. DEBT, NET

	As of December 31, 2025
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	SOFR + 1.15% *	$115,500
Term Loan	(b)	3-Oct-2027	SOFR + 1.15% *	200,000
Unamortized financing transaction costs, Term Loan				(1,249)
				$314,251

* The approximate SOFR rate at December 31, 2025 was 3.71%.

	As of December 31, 2024
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	Adjusted SOFR + 1.20% **	$68,500
Term Loan	(b)	3-Oct-2027	Adjusted SOFR + 1.20% **	200,000
Unamortized financing transaction costs, Term Loan				(1,962)
				$266,538

** The approximate SOFR rate at December 31, 2024 was 4.37%, plus a 10 basis point adjustment (“Adjusted Term SOFR”).

As of December 31, 2025 and 2024, the weighted average interest rate was 4.87% and 5.65%, respectively.

The aggregate principal repayment of the Company’s debt, excluding the unamortized financing transaction costs of $1.2 million due in each of the years under the remaining term, are as follows:

(in thousands)	December 31, 2025
2026	$—
2027	315,500

(a) Revolving Credit Facility

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank, N.A., which provides for an unsecured revolving line of credit of $250.0 million, including $20.0 million available for issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility has a three-year term expiring on October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of 0.125% fee on the aggregate outstanding amount of the revolving commitments. Borrowings under the Revolving Credit Facility bear interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio ranging between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Revolving Credit Facility to remove the 10 bps credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Revolving Credit Facility to adjust the applicable margin based on the Company's leverage ratio. As of December 31, 2025 and 2024, the applicable margin was 1.15% and 1.20%, respectively. The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments. The commitment fee is payable quarterly in arrears on the first day of each calendar quarter and is included in interest expense on the accompanying consolidated statements of operations and comprehensive loss.

(b) Term Loan

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank N.A. as administrative agent that provided commitments for an unsecured term loan, allowing borrowings of up to $200.0 million (the “Term Loan”). The Term Loan is available to be drawn until October 2025 and has an initial maturity of October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of a 0.125% fee on the aggregate outstanding principal amount of the Term Loan. The Term Loan bears interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio ranging between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Term Loan to remove the 10 bps credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Term Loan to adjust the applicable margin based on the Company's leverage ratio. As of December 31, 2025 and 2024, the applicable margin was 1.15% and 1.20%, respectively.

Debt Covenants

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its Revolving Credit Facility and Term Loan agreements. These covenants require the Company to maintain certain financial ratios. As of December 31, 2025 and 2024, the Company believes it was in compliance with all of its loan covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of December 31, 2025. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the consolidated balance sheets at fair value.

Cash Flow Hedge

On March 3, 2025, the Company entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 4.814%, including the applicable margin of 1.15% as of December 31, 2025, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

On September 10, 2025, the Company entered into five sequential interest rate swap agreements to manage interest rate risk exposure on the Revolving Credit Facility, with the first interest rate swap agreement effective September 12, 2025. Each agreement is structured to commence immediately following the maturity of the preceding agreement. The aggregate notional amount on these contracts is $100.0 million, and they mature in six-month intervals, with the final maturity in March 2028. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a weighted average fixed rate of 3.220%, reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instruments due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the year ended December 31, 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying consolidated statements of cash flows.

The Company expects a gain of $0.6 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated cash flow hedges on the Company’s consolidated statements of operations and comprehensive loss consisted of the following for the year ended December 31, 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(in thousands) Derivatives in Cash Flow Hedging Relationships	2025		2025
For the year ended December 31,
Interest rate swaps	$(420)	Interest expense, net	$1,007

The table below shows the fair value and location of the derivatives recognized in the Company’s consolidated balance sheets:

	Derivative Assets
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	December 31, 2025
Interest rate swaps	Other assets	$332

	Derivative Liabilities
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	December 31, 2025
Interest rate swaps	Accounts payable and accrued liabilities	$(1,759)

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

Dividends

During the year ended December 31, 2025, the Board of Directors declared the following Common Stock and OP Unit quarterly dividends:

(in thousands, except per share amounts)
For the year ended December 31, 2025
Declaration Date	Dividend per Share	Record Date	Total Amount		Payment Date
18-Mar-2025	$0.215	31-Mar-2025	$6,178		15-Apr-2025
13-May-2025	0.215	30-Jun-2025	6,102		15-Jul-2025
12-Aug-2025	0.215	30-Sep-2025	6,126		15-Oct-2025
11-Nov-2025	0.215	31-Dec-2025	6,121		15-Jan-2026
	$0.860		$24,527	(1)

(1) Excludes $0.1 million of dividends related to stock-based compensation awards that were forfeited and expensed during the year ended December 31, 2025.

During the year ended December 31, 2024, the Board of Directors declared the following Common Stock and OP Unit quarterly dividends:

(in thousands, except per share amounts)
For the year ended December 31, 2024
Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
12-Nov-2024	$0.215	31-Dec-2024	$6,101	15-Jan-2025
	$0.215		$6,101

9. SERIES A CONVERTIBLE PREFERRED STOCK

On November 12, 2025, the Company entered into an investment agreement with certain institutional investors pursuant to which the Company agreed to sell 750,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $100.00 per share, for gross proceeds of $75.0 million (the “Investment Agreement”).The sale of Series A Preferred Stock will occur in multiple tranches.

The Series A Preferred Stock accrues cumulative dividends at an initial annual rate of 6.75% and are payable quarterly in arrears, if, as and when declared by the Board of Directors.

Each share of Series A Preferred Stock is convertible, at the option of the holder at any time, into shares of Common Stock at an initial conversion rate of 5.88235 shares of Common Stock per preferred share, representing an implied conversion price of $17.00 per share, subject to customary anti‑dilution adjustments.The Company may, at its option at any time that is two years after the last issuance date of Series A Preferred Stock, subject to certain conditions, convert Series A Preferred Stock into shares of Common Stock, if the volume weighted average price of the Common Stock exceeds 117.5% of the conversion price during the thirty consecutive trading days immediately prior to the date the Company notifies holders of its election to convert.

The Company may, at its option, convert Series A Preferred Stock into shares of Common Stock in the event of a “change of control” transaction. In a change of control where the per share consideration to be paid on Common Stock (the “Change of Control Conversion Price”) is less than the then-effective conversion price, the conversion rate will be adjusted so that the number of shares of Common Stock into which a share of Series A Preferred Stock will convert will equal the liquidation preference of $100.00 per share of Series A Preferred Stock (“Liquidation Preference”) divided by the Change of Control Conversion Price.

The Company may redeem the Series A Preferred Stock at any time, subject to certain conditions, beginning three years after the last issuance date of Series A Preferred Stock, at a cash redemption price per share equal to the Liquidation Preference plus accrued and unpaid regular dividends. In addition to the cash redemption price, the Company will issue a warrant to each holder (other than a Terminating Holder (as defined in the Articles Supplementary)) representing the right to purchase, at an exercise price equal to the Series A Preferred Stock conversion price as of the business day before the redemption date, a number of shares of Common Stock equal to the aggregate Liquidation Preference of the shares of Series A Preferred Stock to be redeemed divided by such conversion price. The Series A Preferred Stock is not redeemable at the option of the holders.

In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, each share of Series A Preferred Stock entitles the holder to receive, prior to any distributions to junior stock and subject to the rights of any senior stock and the rights of the Company's creditors, the greater of (i) the Liquidation Preference per share plus accrued and unpaid regular dividends, and (ii) the amount such holder would have received had such share been converted into Common Stock on the payment date.

As of December 31, 2025 no Series A Preferred Stock had been issued.

10. NON-CONTROLLING INTERESTS

In connection with the REIT contribution transactions and Internalization, non-controlling interests are comprised of the Predecessor's common units, the convertible non-controlling preferred interests (Sub OP Preferred Units), OP units issued in the Internalization (see Note 11), and Preferred Units.

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

For the years ended December 31, 2025 and 2024, there were 4,765,297 OP Units and 1,222,507 OP Units redeemed, respectively which the Company settled by issuing 4,765,297 and 1,222,507 shares of Common Stock, respectively.

11. INTERNALIZATION

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

(b) Assembled work force of $1.2 million, which is included in other assets in the accompanying consolidated balance sheets;

(c) Right-of-use lease asset and liability of an operating lease of office space of $0.6 million, which are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

For the years ended December 31, 2025 and 2024, the Company recorded amortization of the assembled work force of $0.4 million and $0.1 million, respectively. This is included in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.

12. STOCK-BASED COMPENSATION

During the year ended December 31, 2025, 79,952 shares of RSUs vested, with 19,797 shares of common stock valued at $0.3 million withheld to pay applicable required employee statutory withholding taxes on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Equity and Incentive Plan.

The only stock-based compensation granted by the Company were service-based RSUs. The total amount of stock-based compensation expense recognized in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss was $2.3 million for the year ended December 31, 2025, excluding $0.3 million withheld to pay for applicable required employee statutory withholding taxes on the vesting date, and $0.6 million for the period from October 3 through December 31, 2024. As of December 31, 2025 and 2024, the remaining unamortized stock-based compensation expense totaled $7.7 million and $10.0 million, respectively, and these awards are expected to be recognized over a remaining weighted average period of 1.9 years and 2.5 years, respectively. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

The following table presents information about the Company's RSU activity:

	Successor		Successor
	For the year ended December 31,		Period from October 3 through December 31,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of beginning of period	556	$19.00	—	$—
Granted during the period	507	12.97	557	19.00
Vested during the period	(80)	19.00	—	—
Forfeited during the period	(392)	16.60	(1)	19.00
Unvested RSU grants outstanding as of end of period	591	$15.42	556	$19.00

13. EARNINGS PER SHARE

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	Successor	Successor
	For the year ended December 31,	Period from October 3 through December 31,
(in thousands, except per share amounts)	2025	2024
Basic earnings:
Net loss attributable to FrontView REIT, Inc. common shareholders	$(3,829)	$(2,997)
Less: loss allocated to participating unvested restricted stock units	(583)	(120)
Net earnings used to compute basic earnings per common share	$(4,412)	$(3,117)

Diluted earnings:
Net loss used to compute basic earnings per common share	$(4,412)	$(3,117)
Add: net loss attributable to non-controlling interests	(1,734)	(1,825)
Net earnings used to compute diluted earnings per common share	$(6,146)	$(4,942)

Weighted average number of common shares outstanding	20,407	16,815
Less: weighted average unvested restricted stock units (1)	(651)	(556)
Weighted average number of common shares outstanding used in basic earnings per common share	19,756	16,259
Add: effects of convertible OP Units (2)	8,084	11,319
Weighted average number of common shares outstanding used in diluted earnings per common share	27,840	27,578

Basic and Diluted earnings per share	$(0.22)	$(0.19)
(1)
Represents the weighted average effects of 591 and 556 outstanding unvested restricted stock units of Common Stock as of December 31, 2025 and 2024, respectively, which will be excluded from the computation of earnings per share until they vest.
(2)
Represents the weighted average effects of 5,767 and 10,532 OP Units outstanding at December 31, 2025 and 2024, respectively.

14. OTHER ASSETS

(in thousands)	December 31, 2025	December 31, 2024
Accounts receivable, net	$2,944	$1,960
Deferred rent receivables	9,590	8,969
Fair value of interest rate swaps	332	—
Deferred offering costs	2,180	—
Deferred financing transaction costs, net	1,562	2,452
Prepaid expenses and other assets	3,344	3,560
Total other assets	$19,952	$16,941

15. RELATED PARTY TRANSACTIONS

Predecessor transactions

Related parties consist of the Predecessor’s general partner, their employees, officers, directors and parties related to them and entities under their control. In addition to disclosures elsewhere in these consolidated financial statements:

(a)
For the period from January 1, 2024 through October 2, 2024, the Predecessor incurred asset management fees of $3.1 million, and property management fees and direct costs of $1.6 million, payable to NARS.
(b)
On October 2, 2024, the Company completed the Internalization and issued 931,490 OP Units as consideration (See Note 11).

Successor transactions

(a)
For the year ended December 31, 2025, the Company incurred outsourcing service fees of $0.5 million to North American Asset Management Corp., an affiliate of the Predecessor. For the period from October 3, 2024 through December 31, 2024, the Company incurred outsourcing service fees of $0.1 million. The services are limited to property accounting and human resources support.

16. INCOME TAXES

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or return of capital distributions. Return of capital distributions will reduce stockholders' basis in their shares, but not below zero. The following table shows the character of the Company's common stock distributions paid on a percentage basis:

	For the year ended December 31,
Character of Distributions	2025	2024
Ordinary dividends	53.4%	38.7%
Return of capital distributions	46.6%	61.3%
	100.0%	100.0%

17. CONTINGENCIES

Litigation

From time to time, the Company is a party to various litigation matters incidental to the conduct of the Company’s business. While the resolution of such matters cannot be predicted with certainty, based on currently available information, the Company does not believe that the final outcome of any of these matters will have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss or liquidity.

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

As of December 31, 2025, the Company did not have any material commitments that could not be funded for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

18. SUBSEQUENT EVENTS

The Company identified the following events subsequent to December 31, 2025 that are not recognized in the accompanying consolidated financial statements:

(a)
On January 15, 2026, the Company paid distributions in the aggregate amount of $6.1 million.
(b)
On February 10, 2026, the Company completed an initial issuance of $25.0 million of Series A Preferred Stock per the terms of the Investment Agreement.
(c)
On February 24, 2026, the Board of Directors declared a quarterly distribution of $0.215 per share on the Company's Common Stock and OP Units and $0.906 per share on the Series A Preferred Stock for the quarter ended March 31, 2026, which will be payable on or before April 15, 2026 to stockholders and unitholders of record as of March 31, 2026.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AS OF

DECEMBER 31, 2025

(in thousands)

			Initial Costs to Company (1)		Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on which
Industry	City	State	Land	Buildings and Improvements	Land	Buildings and Improvements	Impairment	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation	Construction/ Renovation Year	Date Acquired	Depreciation is Computed
Quick Service Restaurants	Mechanicsville	VA	$698	$1,331	$—	$450	$—	$698	$1,781	$2,479	$(359)	1996	6/27/2018	2-54 years
Casual Dining	Midwest City	OK	1,159	2,467	—	336	—	1,159	2,803	3,962	(892)	2002	3/31/2016	2-54 years
Convenience Stores and Gas Stations	Trenton	NJ	744	561	—	—	—	744	561	1,305	(129)	1985	6/27/2018	2-54 years
Cellular Stores	Martinsville	IN	143	219	—	—	—	143	219	362	(54)	2016	5/19/2016	2-54 years
Financial Institutions	Hickory Hills	IL	128	—	—	—	—	128	—	128	—	2004	6/28/2018	2-54 years
Cellular Stores	Terre Haute	IN	347	459	—	—	—	347	459	806	(141)	2015	5/31/2016	2-54 years
Quick Service Restaurants	Lawrence	KS	658	733	—	—	—	658	733	1,391	(166)	1997	6/29/2018	2-54 years
Casual Dining (4)	Gulf Shores	AL	2,239	—	—	—	—	2,239	—	2,239	—	2007	6/15/2016	2-54 years
Home Improvement Stores	St. Ann	MO	648	813	—	—	—	648	813	1,461	(192)	2016	6/29/2018	2-54 years
Casual Dining	Naperville	IL	1,020	2,071	—	—	—	1,020	2,071	3,091	(646)	1991	7/29/2016	2-54 years
Automotive Stores	Salt Lake	UT	195	400	—	—	—	195	400	595	(195)	2004	8/17/2016	2-54 years
Quick Service Restaurants	Raleigh	NC	378	908	—	—	—	378	908	1,286	(291)	1971	8/23/2016	2-54 years
Quick Service Restaurants	Elkhart	IN	1,086	1,955	—	—	—	1,086	1,955	3,041	(457)	2018	10/19/2018	2-54 years
Quick Service Restaurants	Westworth	TX	1,028	1,082	—	—	—	1,028	1,082	2,110	(315)	2016	11/4/2016	2-54 years
Quick Service Restaurants	Fredericksburg	VA	438	732	—	—	—	438	732	1,170	(198)	2012	11/6/2018	2-54 years
Casual Dining	Oklahoma City	OK	1,171	1,304	—	—	—	1,171	1,304	2,475	(515)	2015	11/28/2016	2-54 years
Quick Service Restaurants	Crystal Lake	IL	941	805	—	—	—	941	805	1,746	(204)	1980	11/13/2018	2-54 years
Casual Dining	Tinley Park	IL	1,002	2,443	—	—	—	1,002	2,443	3,445	(787)	2004	12/5/2016	2-54 years
Casual Dining	Clarksville	IN	721	1,694	—	168	—	721	1,862	2,583	(390)	1978	12/11/2018	2-54 years
Casual Dining	Henderson	NV	1,020	1,574	—	—	—	1,020	1,574	2,594	(455)	2000	12/30/2016	2-54 years
Casual Dining	Dayton	OH	828	1,471	—	—	—	828	1,471	2,299	(377)	2003	12/11/2018	2-54 years
Casual Dining	Rosemont	IL	2,360	2,561	—	—	—	2,360	2,561	4,921	(733)	2001	2/10/2017	2-54 years
Casual Dining	Florence	KY	768	1,327	—	—	—	768	1,327	2,095	(368)	2004	12/11/2018	2-54 years
Other - Service	Shakopee	MN	590	613	—	—	—	590	613	1,203	(183)	2016	2/6/2017	2-54 years
Other - Service	Conyers	GA	1,222	1,538	—	—	—	1,222	1,538	2,760	(515)	2000	4/25/2017	2-54 years
Automotive Stores	Snellville	GA	596	906	—	—	—	596	906	1,502	(236)	1997	12/12/2018	2-54 years
Casual Dining	Knoxville	TN	2,766	—	—	—	—	2,766	—	2,766	—	2012	5/18/2017	2-54 years
Casual Dining	Mishawaka	IN	895	1,550	—	—	—	895	1,550	2,445	(386)	2002	12/20/2018	2-54 years
Casual Dining	Olathe	KS	2,059	—	—	—	—	2,059	—	2,059	—	2017	6/27/2017	2-54 years
Financial Institutions	Chicago	IL	1,226	2,117	—	—	—	1,226	2,117	3,343	(484)	1979	6/29/2017	2-54 years
Casual Dining	Baton Rouge	LA	1,033	1,802	—	—	—	1,033	1,802	2,835	(635)	2009	7/7/2017	2-54 years
Car Washes	Scottsdale	AZ	2,636	—	—	—	—	2,636	—	2,636	—	1970	7/26/2017	2-54 years
Casual Dining	Cincinnati	OH	674	1,034	—	—	—	674	1,034	1,708	(456)	2015	8/14/2017	2-54 years
Quick Service Restaurants	Overland Park	KS	1,094	—	—	—	—	1,094	—	1,094	—	2007	8/31/2017	2-54 years
Casual Dining	Irving	TX	1,107	1,670	—	—	—	1,107	1,670	2,777	(402)	2002	12/28/2018	2-54 years
Quick Service Restaurants	San Antonio	TX	1,563	1,683	—	—	—	1,563	1,683	3,246	(656)	2015	1/31/2017	2-54 years
Casual Dining	Columbus	OH	1,575	1,120	—	—	—	1,575	1,120	2,695	(348)	2000	2/6/2019	2-54 years
Financial Institutions	Midlothian	VA	2,041	—	—	—	—	2,041	—	2,041	—	2009	2/8/2019	2-54 years
Financial Institutions	Midlothian	VA	2,654	—	—	—	—	2,654	—	2,654	—	2009	2/8/2019	2-54 years
Casual Dining	Chesterfield	VA	2,017	—	—	—	—	2,017	—	2,017	—	2009	2/15/2019	2-54 years
Quick Service Restaurants	Country Club Hills	IL	793	1,325	—	—	—	793	1,325	2,118	(313)	2007	3/29/2019	2-54 years

			Initial Costs to Company (1)		Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on which
Industry	City	State	Land	Buildings and Improvements	Land	Buildings and Improvements	Impairment	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation	Construction/ Renovation Year	Date Acquired	Depreciation is Computed
Medical and Dental Providers	Bloomington	MN	$625	$1,242	$—	$—	$—	$625	$1,242	$1,867	$(250)	2018	4/18/2019	2-54 years
Cellular Stores	Snellville	GA	1,118	1,085	—	—	—	1,118	1,085	2,203	(243)	2012	4/30/2019	2-54 years
Quick Service Restaurants	Chester	VA	475	656	—	—	—	475	656	1,131	(159)	2006	6/19/2019	2-54 years
Quick Service Restaurants	Mechanicsville	VA	450	498	—	—	—	450	498	948	(121)	2009	6/19/2019	2-54 years
Automotive Stores	Melrose Park	IL	764	946	—	60	—	764	1,006	1,770	(247)	2014	7/17/2019	2-54 years
Casual Dining	Surprise	AZ	1,100	1,011	—	—	—	1,100	1,011	2,111	(233)	2000	7/18/2019	2-54 years
Other - Necessity (4)	Rochester	NY	8,230	—	—	292	—	8,230	292	8,522	(44)	2002	9/26/2019	2-54 years
Quick Service Restaurants	Springfield	MO	632	621	—	—	—	632	621	1,253	(188)	1998	9/27/2019	2-54 years
Pharmacies	Durham	NC	3,440	—	—	—	—	3,440	—	3,440	—	2000	10/11/2019	2-54 years
Financial Institutions	Glendale Heights	IL	2,851	—	—	—	—	2,851	—	2,851	—	2002	10/17/2019	2-54 years
Cellular Stores	Park Ridge	IL	1,579	1,854	—	—	—	1,579	1,854	3,433	(342)	1965	10/29/2019	2-54 years
Quick Service Restaurants	Bolingbrook	IL	1,322	—	—	—	—	1,322	—	1,322	—	2006	10/29/2019	2-54 years
Casual Dining	Winston Salem	NC	549	1,389	—	—	—	549	1,389	1,938	(361)	1996	12/5/2019	2-54 years
Convenience Stores and Gas Stations	Mesa	AZ	1,095	—	—	—	—	1,095	—	1,095	—	1995	12/9/2019	2-54 years
Medical and Dental Providers	Sun City	AZ	920	937	—	—	—	920	937	1,857	(182)	1982	12/9/2019	2-54 years
Discount Retail	Loganville	GA	491	826	—	—	—	491	826	1,317	(196)	1996	12/9/2019	2-54 years
Quick Service Restaurants	Chicago Ridge	IL	600	2,768	—	—	—	600	2,768	3,368	(599)	2015	12/9/2019	2-54 years
Financial Institutions	Louisville	KY	1,378	1,001	—	—	—	1,378	1,001	2,379	(206)	2002	12/9/2019	2-54 years
Other - Service	Charlotte	NC	380	524	—	—	—	380	524	904	(143)	2015	12/9/2019	2-54 years
Automotive Stores	Charlotte	NC	670	753	—	—	—	670	753	1,423	(179)	2015	12/9/2019	2-54 years
Automotive Stores	Millville	NJ	633	1,159	—	—	—	633	1,159	1,792	(237)	2007	12/9/2019	2-54 years
Discount Retail	Newark	NJ	600	2,327	—	—	—	600	2,327	2,927	(416)	2015	12/9/2019	2-54 years
Convenience Stores and Gas Stations	Farmingville	NY	2,603	—	—	—	—	2,603	—	2,603	—	2013	12/9/2019	2-54 years
Medical and Dental Providers	Glen Cove	NY	1,150	469	—	140	—	1,150	609	1,759	(141)	1962	12/9/2019	2-54 years
Pharmacies	Douglassville	PA	2,144	3,121	—	—	—	2,144	3,121	5,265	(596)	2006	12/9/2019	2-54 years
Convenience Stores and Gas Stations	Philadelphia	PA	2,287	—	—	—	—	2,287	—	2,287	—	1996	12/9/2019	2-54 years
Casual Dining	Willow Grove	PA	525	3,603	—	—	—	525	3,603	4,128	(830)	2012	12/9/2019	2-54 years
Convenience Stores and Gas Stations	Warwick	RI	1,332	—	—	—	—	1,332	—	1,332	—	2011	12/9/2019	2-54 years
Medical and Dental Providers	Galveston	TX	960	1,569	—	—	—	960	1,569	2,529	(301)	2014	12/9/2019	2-54 years
Convenience Stores and Gas Stations	Fredericksburg	VA	1,931	—	—	—	—	1,931	—	1,931	—	2010	12/9/2019	2-54 years
Pharmacies	Richmond	VA	1,352	1,596	—	—	—	1,352	1,596	2,948	(343)	1998	12/9/2019	2-54 years
Cellular Stores	Willow Grove	PA	2,090	2,439	—	—	—	2,090	2,439	4,529	(379)	2017	12/9/2019	2-54 years
Discount Retail	Capitol Heights	MD	370	1,340	—	14	—	370	1,354	1,724	(233)	2014	12/9/2019	2-54 years
Car Washes	Atlanta	GA	1,974	1,581	—	—	—	1,974	1,581	3,555	(257)	2010	4/9/2020	2-54 years
Car Washes	Kennesaw	GA	909	915	—	—	—	909	915	1,824	(178)	2008	4/9/2020	2-54 years
Financial Institutions	Streamwood	IL	1,375	—	—	—	—	1,375	—	1,375	—	2019	4/13/2020	2-54 years
Medical and Dental Providers	Memphis	TN	493	2,166	—	—	—	493	2,166	2,659	(395)	1994	6/15/2020	2-54 years
Quick Service Restaurants	Hanover Park	IL	601	975	—	—	—	601	975	1,576	(175)	1992	7/10/2020	2-54 years
Automotive Stores	Joliet	IL	1,010	1,062	—	—	—	1,010	1,062	2,072	(193)	2008	7/13/2020	2-54 years

			Initial Costs to Company (1)		Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on which
Industry	City	State	Land	Buildings and Improvements	Land	Buildings and Improvements	Impairment	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation	Construction/ Renovation Year	Date Acquired	Depreciation is Computed
Quick Service Restaurants	Ashtabula	OH	$262	$931	$—	$—	$—	$262	$931	$1,193	$(181)	2019	8/5/2020	2-54 years
Home Improvement Stores	Sugar Hill	GA	345	648	—	—	—	345	648	993	(122)	1997	8/24/2020	2-54 years
Financial Institutions	Cumming	GA	1,080	1,984	—	—	—	1,080	1,984	3,064	(305)	2007	8/25/2020	2-54 years
Financial Institutions	Canton	MI	1,699	—	—	—	—	1,699	—	1,699	—	2007	9/1/2020	2-54 years
Convenience Stores and Gas Stations	Plainfield	NJ	1,449	1,112	—	—	(1,458)	568	535	1,103	(166)	2010	9/4/2020	2-54 years
Medical and Dental Providers	Midlothian	VA	582	1,179	—	—	—	582	1,179	1,761	(209)	2017	9/9/2020	2-54 years
Medical and Dental Providers	Cloud	FL	826	1,159	—	—	—	826	1,159	1,985	(182)	2019	9/23/2020	2-54 years
Medical and Dental Providers	Tallahassee	FL	924	869	—	—	—	924	869	1,793	(134)	2019	9/23/2020	2-54 years
Quick Service Restaurants	Norman	OK	1,275	1,150	—	—	—	1,275	1,150	2,425	(182)	2013	9/25/2020	2-54 years
Automotive Stores	Cordova	TN	512	617	—	13	—	512	630	1,142	(123)	1993	9/28/2020	2-54 years
Medical and Dental Providers	Cleveland	OH	693	1,955	—	—	—	693	1,955	2,648	(329)	1994	9/29/2020	2-54 years
Automotive Stores	Louisville	KY	387	237	—	—	—	387	237	624	(69)	1997	9/30/2020	2-54 years
Quick Service Restaurants	Louisville	KY	507	1,129	—	100	—	507	1,229	1,736	(197)	1999	9/30/2020	2-54 years
Casual Dining	Louisville	KY	152	723	—	—	—	152	723	875	(136)	1988	9/30/2020	2-54 years
Cellular Stores	Dallas	TX	2,198	1,392	—	—	—	2,198	1,392	3,590	(219)	1995	10/19/2020	2-54 years
Financial Institutions	Milford	CT	2,375	—	—	—	—	2,375	—	2,375	—	2010	10/21/2020	2-54 years
Casual Dining	Scarborough	ME	1,901	—	—	—	—	1,901	—	1,901	—	2008	10/27/2020	2-54 years
Home Improvement Stores	Scarborough	ME	4,746	—	—	—	—	4,746	—	4,746	—	2006	10/27/2020	2-54 years
Automotive Stores	Brown Mills	NJ	1,096	—	—	—	—	1,096	—	1,096	—	2009	11/2/2020	2-54 years
Automotive Stores	Holiday	FL	1,102	—	—	—	—	1,102	—	1,102	—	2019	11/13/2020	2-54 years
Medical and Dental Providers	Pearland	TX	835	887	—	—	—	835	887	1,722	(154)	2009	12/15/2020	2-54 years
Quick Service Restaurants	Toledo	OH	1,939	—	—	—	—	1,939	—	1,939	—	1992	12/18/2020	2-54 years
Other - Service	Toledo	OH	182	1,027	—	—	—	182	1,027	1,209	(146)	1995	12/18/2020	2-54 years
Medical and Dental Providers	Cincinnati	OH	400	960	—	—	—	400	960	1,360	(140)	1949	1/25/2021	2-54 years
Quick Service Restaurants	Stephenville	TX	676	680	—	—	—	676	680	1,356	(107)	2019	1/10/2021	2-54 years
Quick Service Restaurants	San Angelo	TX	158	1,258	—	—	—	158	1,258	1,416	(198)	2019	2/4/2021	2-54 years
Other - Service	Greenville	SC	1,318	1,529	—	—	—	1,318	1,529	2,847	(215)	2021	2/24/2021	2-54 years
Medical and Dental Providers	Norman	OK	533	864	—	—	—	533	864	1,397	(129)	2020	3/22/2021	2-54 years
Cellular Stores	Acworth	GA	756	1,219	—	—	—	756	1,219	1,975	(186)	2016	3/29/2021	2-54 years
Financial Institutions	Forest Park	OH	1,988	—	—	—	—	1,988	—	1,988	—	2006	4/12/2021	2-54 years
Car Washes	Northport	AL	1,080	928	—	—	—	1,080	928	2,008	(137)	2011	4/26/2021	2-54 years
Car Washes	Tuscaloosa	AL	970	997	—	—	—	970	997	1,967	(141)	2008	4/26/2021	2-54 years
Cellular Stores	Dalton	GA	587	973	—	—	—	587	973	1,560	(148)	1980	4/27/2021	2-54 years
Other - Service	Dayton	OH	845	975	—	—	—	845	975	1,820	(134)	2020	4/30/2021	2-54 years
Other - Necessity	Owensboro	KY	1,622	—	—	—	—	1,622	—	1,622	—	2020	5/20/2021	2-54 years
Casual Dining	Mays Landing	NJ	795	1,850	—	—	—	795	1,850	2,645	(308)	1994	5/21/2021	2-54 years
Automotive Stores	Essexville	MI	79	920	—	—	—	79	920	999	(119)	2011	5/28/2021	2-54 years
Quick Service Restaurants	Mobile	AL	593	1,058	—	—	—	593	1,058	1,651	(140)	2020	6/2/2021	2-54 years
Financial Institutions	Lansdale	PA	908	1,811	—	—	—	908	1,811	2,719	(225)	2007	7/8/2021	2-54 years
Medical and Dental Providers	Addison	IL	1,006	1,162	—	—	—	1,006	1,162	2,168	(160)	1977	7/16/2021	2-54 years

			Initial Costs to Company (1)		Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on which
Industry	City	State	Land	Buildings and Improvements	Land	Buildings and Improvements	Impairment	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation	Construction/ Renovation Year	Date Acquired	Depreciation is Computed
Quick Service Restaurants	Palos Heights	IL	$720	$1,108	$—	$—	$—	$720	$1,108	$1,828	$(155)	2020	7/28/2021	2-54 years
Automotive Stores	Woodstock	GA	940	924	—	—	—	940	924	1,864	(128)	2011	8/10/2021	2-54 years
Automotive Stores	Allison Park	PA	697	1,074	—	—	—	697	1,074	1,771	(140)	2012	8/10/2021	2-54 years
Convenience Stores and Gas Stations	Augusta	SC	818	1,549	—	—	—	818	1,549	2,367	(199)	2002	8/12/2021	2-54 years
Car Washes	Knoxville	TN	1,798	1,455	—	—	—	1,798	1,455	3,253	(195)	2010	8/20/2021	2-54 years
Car Washes	Knoxville	TN	1,040	1,839	—	—	—	1,040	1,839	2,879	(234)	2019	8/20/2021	2-54 years
Medical and Dental Providers	East Point	GA	249	813	—	—	—	249	813	1,062	(115)	1997	8/23/2021	2-54 years
Automotive Stores	Norwalk	OH	353	683	—	20	—	353	703	1,056	(101)	2001	9/2/2021	2-54 years
Cellular Stores	Greenville	NC	801	1,005	—	—	—	801	1,005	1,806	(138)	2011	10/20/2021	2-54 years
Medical and Dental Providers	Allen Park	MI	669	752	—	—	—	669	752	1,421	(91)	2020	10/27/2021	2-54 years
Casual Dining	McAllen	TX	1,287	2,313	—	—	—	1,287	2,313	3,600	(329)	2011	11/4/2021	2-54 years
Automotive Stores	Fayetteville	NC	1,249	297	—	—	—	1,249	297	1,546	(39)	2021	11/8/2021	2-54 years
Discount Retail	Auburn	ME	681	2,044	—	226	—	681	2,270	2,951	(317)	1997	11/12/2021	2-54 years
Cellular Stores	Smyrna	GA	1,072	1,374	—	—	—	1,072	1,374	2,446	(202)	2008	11/19/2021	2-54 years
Pharmacies	Ocala	FL	977	2,176	—	—	—	977	2,176	3,153	(296)	2002	11/19/2021	2-54 years
Quick Service Restaurants	Mount Airy	NC	494	947	—	—	—	494	947	1,441	(155)	1990	11/30/2021	2-54 years
Quick Service Restaurants	Hurst	TX	930	1,558	—	—	—	930	1,558	2,488	(205)	2016	12/2/2021	2-54 years
Quick Service Restaurants	Okemos	MI	678	1,986	—	—	—	678	1,986	2,664	(232)	2016	12/2/2021	2-54 years
Cellular Stores	Woodstock	GA	1,948	2,372	—	—	—	1,948	2,372	4,320	(321)	1993	12/7/2021	2-54 years
Medical and Dental Providers	Ridgeland	MS	591	2,602	—	—	—	591	2,602	3,193	(312)	2021	12/9/2021	2-54 years
Quick Service Restaurants	Dyersburg	TN	291	2,463	—	—	—	291	2,463	2,754	(293)	1998	12/10/2021	2-54 years
Pharmacies	Salem	VA	1,425	2,783	—	—	—	1,425	2,783	4,208	(326)	1956	12/17/2021	2-54 years
Automotive Stores	Lorain	OH	419	648	—	21	—	419	669	1,088	(92)	2004	12/20/2021	2-54 years
Other - Service	Eagan	MN	2,758	5,344	—	—	—	2,758	5,344	8,102	(751)	2006	12/22/2021	2-54 years
Automotive Stores	Independence	MO	780	708	—	—	—	780	708	1,488	(85)	2021	12/22/2021	2-54 years
Quick Service Restaurants	Memphis	TN	1,029	1,657	—	—	—	1,029	1,657	2,686	(201)	1999	12/23/2021	2-54 years
Cellular Stores	Greenville	MS	107	1,035	—	5	—	107	1,040	1,147	(153)	2000	12/23/2021	2-54 years
Cellular Stores	McAllen	TX	1,579	1,404	—	—	—	1,579	1,404	2,983	(184)	2014	12/27/2021	2-54 years
Automotive Stores	Abeline	TX	525	874	—	29	—	525	903	1,428	(117)	2006	12/30/2021	2-54 years
Automotive Stores	Harlingen	TX	441	968	—	32	—	441	1,000	1,441	(140)	2004	12/30/2021	2-54 years
Medical and Dental Providers	Champaign	IL	1,440	2,603	—	—	—	1,440	2,603	4,043	(311)	2011	1/19/2022	2-54 years
Medical and Dental Providers	Liverpool	NY	656	1,272	—	—	—	656	1,272	1,928	(160)	2021	1/28/2022	2-54 years
Convenience Stores and Gas Stations	Fairfield	CT	733	861	—	—	—	733	861	1,594	(116)	2013	2/8/2022	2-54 years
Home Improvement Stores	Anderson	SC	570	919	—	—	—	570	919	1,489	(115)	2007	2/10/2022	2-54 years
Other - Service	Burnsville	MN	1,846	—	—	—	—	1,846	—	1,846	—	2006	2/11/2022	2-54 years
Discount Retail	West Columbia	SC	546	936	—	—	—	546	936	1,482	(138)	1996	3/2/2022	2-54 years
Cellular Stores	Toledo	OH	697	944	—	—	—	697	944	1,641	(152)	1976	3/2/2022	2-54 years
Quick Service Restaurants	Naperville	IL	751	1,009	—	—	—	751	1,009	1,760	(116)	2017	3/8/2022	2-54 years
Home Improvement Stores	Bloomington	IL	1,226	2,034	—	—	(447)	1,043	1,770	2,813	(275)	1991	3/8/2022	2-54 years
Medical and Dental Providers	Conway	SC	565	1,080	—	65	—	565	1,145	1,710	(127)	2016	3/9/2022	2-54 years

			Initial Costs to Company (1)		Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on which
Industry	City	State	Land	Buildings and Improvements	Land	Buildings and Improvements	Impairment	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation	Construction/ Renovation Year	Date Acquired	Depreciation is Computed
Medical and Dental Providers	St. Cloud	FL	$1,270	$2,270	$—	$—	$—	$1,270	$2,270	$3,540	$(244)	2015	3/30/2022	2-54 years
Casual Dining	Hagerstown	MD	1,553	—	—	—	—	1,553	—	1,553	—	2000	4/4/2022	2-54 years
Quick Service Restaurants	Hagerstown	MD	1,383	—	—	—	—	1,383	—	1,383	—	2000	4/4/2022	2-54 years
Medical and Dental Providers	Amherst	NY	717	1,187	—	—	—	717	1,187	1,904	(140)	2020	4/21/2022	2-54 years
Other - Service	Naperville	IL	1,240	2,519	—	—	—	1,240	2,519	3,759	(303)	2005	5/2/2022	2-54 years
Financial Institutions	York	PA	600	3,684	—	—	—	600	3,684	4,284	(320)	1920	8/29/2022	2-54 years
Automotive Dealers	Charlotte	NC	1,360	1,978	—	—	—	1,360	1,978	3,338	(224)	2007	9/23/2022	2-54 years
Automotive Dealers	Charlotte	NC	5,165	5,393	—	—	—	5,165	5,393	10,558	(852)	2015	9/23/2022	2-54 years
Quick Service Restaurants	Hilliard	OH	2,541	—	—	—	—	2,541	—	2,541	—	1995	10/5/2022	2-54 years
Home Improvement Stores	Springfield	PA	6,288	—	—	—	—	6,288	—	6,288	—	1956	11/22/2022	2-54 years
Cellular Stores	Port Richey	FL	1,458	783	—	—	—	1,458	783	2,241	(95)	2011	2/21/2023	2-54 years
Medical and Dental Providers	Freeport	NY	2,257	4,198	—	—	—	2,257	4,198	6,455	(322)	2023	3/31/2023	2-54 years
Medical and Dental Providers	Englewood	OH	864	1,552	—	—	—	864	1,552	2,416	(152)	2023	4/13/2023	2-54 years
Discount Retail	Panama City	FL	1,297	950	—	—	—	1,297	950	2,247	(156)	2004	4/17/2023	2-54 years
Medical and Dental Providers	Salem	OH	324	1,851	—	—	—	324	1,851	2,175	(137)	2023	4/21/2023	2-54 years
Financial Institutions	Overland Park	KS	905	2,496	—	—	—	905	2,496	3,401	(253)	1988	4/25/2023	2-54 years
Automotive Stores	Lynchburg	VA	891	408	—	33	—	891	441	1,332	(43)	2022	5/2/2023	2-54 years
Medical and Dental Providers	Dayton	OH	480	1,722	—	—	—	480	1,722	2,202	(216)	2020	5/11/2023	2-54 years
Medical and Dental Providers	Hoover	AL	530	873	—	44	—	530	917	1,447	(86)	2022	5/11/2023	2-54 years
Discount Retail	Kissimmee	FL	1,041	949	—	—	—	1,041	949	1,990	(92)	2013	5/15/2023	2-54 years
Casual Dining	Crystal Lake	IL	1,868	1,184	—	—	—	1,868	1,184	3,052	(199)	1999	5/15/2023	2-54 years
Other - Necessity	Easley	SC	248	2,722	—	—	—	248	2,722	2,970	(289)	2021	5/18/2023	2-54 years
Quick Service Restaurants	Kansas City	MO	538	768	—	—	—	538	768	1,306	(88)	2019	5/25/2023	2-54 years
Other - Service	Venice	FL	1,233	1,696	—	—	—	1,233	1,696	2,929	(129)	2005	6/14/2023	2-54 years
Automotive Dealers	Indianapolis	IN	1,310	2,266	—	—	—	1,310	2,266	3,576	(304)	2008	6/22/2023	2-54 years
Car Washes	Hiram	GA	1,977	1,268	—	—	—	1,977	1,268	3,245	(110)	2023	6/28/2023	2-54 years
Other - Necessity	Orem	UT	1,266	1,552	—	—	—	1,266	1,552	2,818	(191)	2022	7/14/2023	2-54 years
Discount Retail	Burlington	NC	722	1,352	—	—	—	722	1,352	2,074	(128)	2022	8/2/2023	2-54 years
Fitness Operators	Schaumburg	IL	1,859	1,464	—	—	—	1,859	1,464	3,323	(238)	2022	8/2/2023	2-54 years
Medical and Dental Providers	Hoover	AL	947	1,540	—	—	—	947	1,540	2,487	(114)	1970	8/4/2023	2-54 years
Medical and Dental Providers	Marshall	TX	249	1,440	—	—	—	249	1,440	1,689	(133)	2008	8/14/2023	2-54 years
Casual Dining	Fort Wayne	IN	729	1,668	—	—	—	729	1,668	2,397	(164)	1997	8/14/2023	2-54 years
Casual Dining	Reynoldsburg	OH	678	1,348	—	—	—	678	1,348	2,026	(141)	1990	9/7/2023	2-54 years
Quick Service Restaurants	Clinton Township	MI	577	1,136	—	—	—	577	1,136	1,713	(109)	2021	9/11/2023	2-54 years
Automotive Dealers	Pinellas Park	FL	2,196	1,442	—	—	—	2,196	1,442	3,638	(181)	1971	9/15/2023	2-54 years
Quick Service Restaurants	North Richland Hills	TX	664	9	—	801	—	664	810	1,474	(24)	2024	10/10/2023	2-54 years
Quick Service Restaurants	Tulsa	OK	695	295	—	—	—	695	295	990	(45)	1988	10/20/2023	2-54 years
Quick Service Restaurants	Kansas City	MO	1,167	1,952	—	—	—	1,167	1,952	3,119	(119)	2017	10/20/2023	2-54 years
Quick Service Restaurants	Murfreesboro	TN	773	746	—	—	—	773	746	1,519	(72)	2007	10/20/2023	2-54 years

			Initial Costs to Company (1)		Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on which
Industry	City	State	Land	Buildings and Improvements	Land	Buildings and Improvements	Impairment	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation	Construction/ Renovation Year	Date Acquired	Depreciation is Computed
Financial Institutions	Houston	TX	$3,340	$1,931	$—	$—	$—	$3,340	$1,931	$5,271	$(103)	1994	10/20/2023	2-54 years
Professional Services	Kansas City	MO	1,615	991	—	—	—	1,615	991	2,606	(68)	1990	10/20/2023	2-54 years
Convenience Stores and Gas Stations	Murfreesboro	TN	1,197	583	—	—	—	1,197	583	1,780	(55)	1992	10/20/2023	2-54 years
Other - Service	Blue Springs	MO	1,127	2,389	—	—	—	1,127	2,389	3,516	(136)	2013	10/20/2023	2-54 years
Convenience Stores and Gas Stations	Covington	KY	2,064	666	—	—	—	2,064	666	2,730	(57)	1992	10/20/2023	2-54 years
Automotive Stores	Toledo	OH	616	900	—	—	—	616	900	1,516	(145)	2017	10/20/2023	2-54 years
Quick Service Restaurants	Del City	OK	919	895	—	109	—	919	1,004	1,923	(77)	2011	10/20/2023	2-54 years
Car Washes	Glenpool	OK	1,027	1,101	—	—	—	1,027	1,101	2,128	(91)	2004	10/20/2023	2-54 years
Casual Dining	Anderson	IN	670	1,193	—	—	—	670	1,193	1,863	(112)	2005	10/20/2023	2-54 years
Casual Dining	Oklahoma City	OK	1,376	2,219	—	—	—	1,376	2,219	3,595	(172)	2017	10/20/2023	2-54 years
Convenience Stores and Gas Stations	Trenton	NJ	2,074	1,073	—	—	—	2,074	1,073	3,147	(76)	1991	10/20/2023	2-54 years
Automotive Stores	Richmond	VA	805	398	—	—	—	805	398	1,203	(28)	2018	10/20/2023	2-54 years
Quick Service Restaurants	Lakeville	MN	840	711	—	—	—	840	711	1,551	(93)	2003	10/20/2023	2-54 years
Quick Service Restaurants	Mankato	MN	554	1,055	—	—	—	554	1,055	1,609	(110)	2002	10/20/2023	2-54 years
Quick Service Restaurants	Columbus	GA	641	525	—	—	—	641	525	1,166	(56)	2006	10/20/2023	2-54 years
Other - Service	Troy	MI	1,167	1,055	—	—	—	1,167	1,055	2,222	(145)	2013	10/20/2023	2-54 years
Casual Dining	Norton Shores	MI	679	1,841	—	—	—	679	1,841	2,520	(148)	2017	10/20/2023	2-54 years
Quick Service Restaurants	Bolingbrook	IL	929	1,932	—	—	—	929	1,932	2,861	(146)	2018	10/20/2023	2-54 years
Quick Service Restaurants	Concord	NC	960	1,087	—	—	—	960	1,087	2,047	(88)	2016	10/20/2023	2-54 years
Quick Service Restaurants	Wichita	KS	807	776	—	—	—	807	776	1,583	(60)	2008	10/20/2023	2-54 years
Cellular Stores	Hampton	VA	2,852	2,403	—	—	—	2,852	2,403	5,255	(122)	2016	10/20/2023	2-54 years
Quick Service Restaurants	Louisville	KY	995	500	—	—	—	995	500	1,495	(82)	1989	10/20/2023	2-54 years
Quick Service Restaurants	Clarksville	IN	978	504	—	—	—	978	504	1,482	(63)	1989	10/20/2023	2-54 years
Quick Service Restaurants	Baton Rouge	LA	514	391	—	—	—	514	391	905	(40)	1974	10/20/2023	2-54 years
Quick Service Restaurants	Fort Wayne	IN	610	1,375	—	—	—	610	1,375	1,985	(96)	2006	10/20/2023	2-54 years
Quick Service Restaurants	Evergreen Park	IL	1,306	1,964	—	—	—	1,306	1,964	3,270	(129)	2017	10/20/2023	2-54 years
Convenience Stores and Gas Stations	Allen	TX	1,266	918	—	—	—	1,266	918	2,184	(78)	1998	10/20/2023	2-54 years
Quick Service Restaurants	Fort Worth	TX	1,087	898	—	—	—	1,087	898	1,985	(62)	2017	10/20/2023	2-54 years
Medical and Dental Providers	Canton	GA	847	1,225	—	—	—	847	1,225	2,072	(88)	2018	10/20/2023	2-54 years
Medical and Dental Providers	Venice	FL	1,017	689	—	—	—	1,017	689	1,706	(98)	1990	10/20/2023	2-54 years
Medical and Dental Providers	Erie	CO	836	1,266	—	—	—	836	1,266	2,102	(91)	2017	10/20/2023	2-54 years
Other - Service	Manchester	MO	1,865	4,049	—	—	—	1,865	4,049	5,914	(287)	2020	10/20/2023	2-54 years
Other - Service	Waldorf	MD	1,845	3,497	—	—	—	1,845	3,497	5,342	(267)	2002	10/20/2023	2-54 years
Other - Service	Phoenix	AZ	1,700	1,649	—	—	—	1,700	1,649	3,349	(105)	1961	10/25/2024	2-54 years
Medical and Dental Providers	Calera	AL	748	1,623	—	—	—	748	1,623	2,371	(46)	2000	11/12/2024	2-54 years
Medical and Dental Providers	Oneonta	AL	886	1,265	—	—	—	886	1,265	2,151	(37)	2024	11/12/2024	2-54 years
Medical and Dental Providers	Mountain Home	AR	722	1,462	—	—	—	722	1,462	2,184	(42)	2000	11/12/2024	2-54 years
Medical and Dental Providers	Angola	IN	398	1,608	—	—	—	398	1,608	2,006	(45)	2006	11/12/2024	2-54 years

			Initial Costs to Company (1)		Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on which
Industry	City	State	Land	Buildings and Improvements	Land	Buildings and Improvements	Impairment	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation	Construction/ Renovation Year	Date Acquired	Depreciation is Computed
Medical and Dental Providers	Salem	IN	$315	$1,527	$—	$—	$—	$315	$1,527	$1,842	$(43)	1993	11/12/2024	2-54 years
Medical and Dental Providers	Vincennes	IN	342	1,757	—	—	—	342	1,757	2,099	(49)	1980	11/12/2024	2-54 years
Medical and Dental Providers	Manchester	TN	314	3,107	—	—	—	314	3,107	3,421	(87)	1972	11/12/2024	2-54 years
Discount Retail	West Columbia	SC	331	1,659	—	—	—	331	1,659	1,990	(84)	2006	11/15/2024	2-54 years
Fitness Operators	Glendale Heights	IL	1,731	8,473	—	—	—	1,731	8,473	10,204	(422)	2000	11/22/2024	2-54 years
Fitness Operators	Crestwood	IL	589	2,607	—	—	—	589	2,607	3,196	(109)	1993	11/22/2024	2-54 years
Fitness Operators	Matteson	IL	827	2,589	—	—	—	827	2,589	3,416	(182)	1980	11/22/2024	2-54 years
Medical and Dental Providers	Orland Park	IL	789	3,816	—	—	—	789	3,816	4,605	(216)	2000	11/25/2024	2-54 years
Medical and Dental Providers	Bristol	TN	322	2,134	—	—	—	322	2,134	2,456	(58)	2011	11/26/2024	2-54 years
Automotive Stores	Milford	MA	1,221	659	—	—	—	1,221	659	1,880	(26)	1980	12/3/2024	2-54 years
Financial Institutions	Reisterstown	MD	1,447	—	—	—	—	1,447	—	1,447	—	2009	12/3/2024	2-54 years
Financial Institutions	Atlanta	GA	5,244	2,060	—	—	—	5,244	2,060	7,304	(60)	2008	12/5/2024	2-54 years
Other - Service	Mesa	AZ	1,760	2,348	—	—	—	1,760	2,348	4,108	(114)	2000	12/9/2024	2-54 years
Cellular Stores	Defiance	OH	281	1,033	—	—	—	281	1,033	1,314	(27)	2023	12/13/2024	2-54 years
Cellular Stores	Ahoskie	NC	416	735	—	—	—	416	735	1,151	(26)	1987	12/13/2024	2-54 years
Medical and Dental Providers	Lafayette	LA	530	4,311	—	—	—	530	4,311	4,841	(99)	2016	12/13/2024	2-54 years
Medical and Dental Providers	Shreveport	LA	1,047	3,173	—	—	—	1,047	3,173	4,220	(103)	2014	12/13/2024	2-54 years
Discount Retail	Warner Robins	GA	298	1,013	—	—	—	298	1,013	1,311	(75)	1983	12/18/2024	2-54 years
Medical and Dental Providers	San Angelo	TX	805	2,500	—	—	—	805	2,500	3,305	(111)	1994	12/18/2024	2-54 years
Discount Retail	Hastings	NE	359	1,419	—	—	—	359	1,419	1,778	(62)	2024	12/20/2024	2-54 years
Cellular Stores	York	SC	455	1,026	—	—	—	455	1,026	1,481	(35)	1995	12/23/2024	2-54 years
Convenience Stores and Gas Stations	Pelzer	SC	1,172	875	—	—	—	1,172	875	2,047	(42)	1992	12/31/2024	2-54 years
Convenience Stores and Gas Stations	Boise	ID	3,106	1,784	—	—	—	3,106	1,784	4,890	(59)	1972	12/31/2024	2-54 years
Discount Retail	Tifton	GA	441	1,350	—	—	—	441	1,350	1,791	(95)	2005	12/31/2024	2-54 years
Casual Dining	McAllen	TX	483	1,348	—	—	—	483	1,348	1,831	(47)	2024	1/6/2025	2-54 years
Automotive Stores	Charleston	WV	841	693	—	—	—	841	693	1,534	(19)	2024	1/10/2025	2-54 years
Financial Institutions	Ocala	FL	1,241	946	—	—	—	1,241	946	2,187	(44)	1990	1/14/2025	2-54 years
Other - Service	Topeka	KS	1,026	3,831	—	—	—	1,026	3,831	4,857	(124)	2024	1/15/2025	2-54 years
Automotive Stores	Northlake	IL	587	788	—	—	—	587	788	1,375	(33)	1968	1/23/2025	2-54 years
Automotive Stores	Oak Lawn	IL	468	353	—	—	—	468	353	821	(18)	1961	1/23/2025	2-54 years
Financial Institutions	Edgewater	MD	2,394	—	—	—	—	2,394	—	2,394	—	2004	1/29/2025	2-54 years
Discount Retail	Blair	NE	397	1,842	—	—	—	397	1,842	2,239	(70)	2024	1/31/2025	2-54 years
Discount Retail	Vermillion	SD	290	1,674	—	—	—	290	1,674	1,964	(63)	2024	1/31/2025	2-54 years
Medical and Dental Providers	Charleston	IL	517	3,483	—	—	—	517	3,483	4,000	(74)	2024	2/11/2025	2-54 years
Medical and Dental Providers	Vincennes	IN	1,304	2,445	—	—	—	1,304	2,445	3,749	(74)	1971	2/11/2025	2-54 years
Automotive Stores	Euclid	OH	474	1,002	—	—	—	474	1,002	1,476	(38)	1987	2/12/2025	2-54 years
Discount Retail	Stigler	OK	197	1,603	—	—	—	197	1,603	1,800	(56)	2024	2/12/2025	2-54 years

			Initial Costs to Company (1)		Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on which
Industry	City	State	Land	Buildings and Improvements	Land	Buildings and Improvements	Impairment	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation	Construction/ Renovation Year	Date Acquired	Depreciation is Computed
Quick Service Restaurants	Muncie	IN	$379	$928	$—	$—	$—	$379	$928	$1,307	$(26)	2023	2/25/2025	2-54 years
Discount Retail	Whitewater	WI	395	2,058	—	—	—	395	2,058	2,453	(71)	2024	2/27/2025	2-54 years
Fitness Operators	Crystal Lake	IL	784	5,693	—	—	—	784	5,693	6,477	(242)	1992	3/19/2025	2-54 years
Other - Service	Southgate	MI	574	3,586	—	—	—	574	3,586	4,160	(79)	2022	3/21/2025	2-54 years
Medical and Dental Providers	Myrtle Beach	SC	732	2,651	—	—	—	732	2,651	3,383	(77)	2001	4/7/2025	2-54 years
Financial Institutions	St. Charles	IL	679	838	—	—	—	679	838	1,517	(29)	1978	5/15/2025	2-54 years
Other - Necessity	Chattanooga	TN	1,015	2,258	—	—	—	1,015	2,258	3,273	(110)	1967	5/28/2025	2-54 years
Discount Retail	Mission	TX	297	1,188	—	—	—	297	1,188	1,485	(33)	2007	6/12/2025	2-54 years
Automotive Dealers	Marietta	GA	1,399	4,409	—	120	—	1,399	4,529	5,928	(315)	1993	6/30/2025	2-54 years
Discount Retail	Bourbonnais	IL	140	1,659	—	—	—	140	1,659	1,799	(33)	2024	7/3/2025	2-54 years
Fitness Operators	West Melbourne	FL	3,316	6,549	—	—	—	3,316	6,549	9,865	(100)	2015	8/11/2025	2-54 years
Financial Institutions	Waukegan	IL	599	2,249	—	—	—	599	2,249	2,848	(18)	2007	9/5/2025	2-54 years
Other - Service	Chester	VA	2,071	4,394	—	—	—	2,071	4,394	6,465	(21)	2025	11/5/2025	2-54 years
Other - Service	Durham	NC	6,086	9,997	—	—	—	6,086	9,997	16,083	(84)	2001	11/14/2025	2-54 years
Quick Service Restaurants	Jacksonville	FL	1,062	847	—	—	—	1,062	847	1,909	(5)	2023	11/25/2025	2-54 years
Medical and Dental Providers	Dallas	TX	1,489	2,374	—	—	—	1,489	2,374	3,863	(6)	2004	12/3/2025	2-54 years
Medical and Dental Providers	Dallas	TX	1,048	3,751	—	—	—	1,048	3,751	4,799	(12)	2024	12/4/2025	2-54 years
Automotive Stores	Marshall	TX	456	2,566	—	—	—	456	2,566	3,022	—	2019	12/12/2025	2-54 years
Cellular Stores	Chickasha	OK	905	631	—	—	—	905	631	1,536	—	2018	12/19/2025	2-54 years
			$330,542	$415,156	$—	$3,078	$(1,905)	$329,478	$417,393	$746,871	$(48,204)
(1)
The initial cost to the Company represents the original purchase price of the property (see Note 3).
(2)
The aggregate cost of real estate owned as of December 31, 2025 for U.S. federal income tax purposes was approximately $790.0 million (unaudited).
(3)
This schedule excludes properties that are classified as assets held for sale as of December 31, 2025.
(4)
This real estate asset comprises of two properties.

See accompanying report of independent registered public accounting firm.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AS OF

DECEMBER 31, 2025 – (continued)

(in thousands)

Change in total real estate and accumulated depreciation:

For the year ended December 31,	2025	2024
Real estate
Balance at beginning of the year	$719,406	$647,180
Additions during the year:
Acquisitions	112,277	88,158
Building improvements	1,114	682
Deductions during the year:
Cost of real estate sold	(63,447)	(6,894)
Classified as assets held for sale	(13,237)	(5,712)
Impairment loss	(9,242)	(4,008)
Balance at end of the year	$746,871	$719,406
Accumulated depreciation
Balance at beginning of the year	$40,398	$28,734
Additions during the year:
Depreciation expense	14,876	11,999
Deductions during the year:
Cost of real estate sold	(6,114)	(238)
Classified as assets held for sale	(956)	(97)
Balance at end of the year	$48,204	$40,398

See accompanying report of independent registered public accounting firm.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2025

(in thousands)

Description and Industry	Number of Secured Properties	State	Interest Rate	Final Maturity Date	Periodic Payment Terms (1)	Final Payment Terms	Prior Liens	Outstanding Face Amount of Mortgages	Carrying Amount of Mortgages	Principal amount of loans subject to delinquent principal or interest
Mortgage loans receivable:
Medical and Dental Providers	1	Arizona	7.9%	11-Jun-28	I/O	Balloon of $1.7 million	None	$1,734	$1,734	None
Automotive Stores	1	Florida	8.1%	30-Jun-29	I/O	Balloon of $5.4 million	None	5,400	5,400	None
Convenience Stores and Gas Stations	1	Illinois	8.0%	25-Aug-28	I/O	Balloon of $2.2 million	None	2,240	2,240	None
Convenience Stores and Gas Stations	1	New Jersey	6.5%	14-Dec-30	P+I	Balloon of $0.9 million	None	950	950	None
								$10,324	$10,324

(1) I/O: Interest Only; P+I: Principal and Interest

The following shows changes in carrying amounts of mortgage loans receivable, net during the year ended December 31, 2025:

Year Ended December 31,
(in thousands)	2025
Balance, beginning of year	$—
Additions:
New mortgage loans receivable	11,224
Deductions:
Repayment of mortgage loans receivable	(900)
Balance, end of year	$10,324

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the year ended December 31, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the design, implementation, and maintenance of effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. This system is developed and overseen by our Chief Accounting Officer, with oversight from our Board of Directors.

Internal control over financial reporting is subject to inherent limitations and may not prevent or detect all misstatements. In addition, the effectiveness of internal controls in future periods may be affected by changes in operating conditions or by the degree of compliance with established policies and procedures.

With the assistance of a third-party professional consulting firm, management evaluated the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.

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

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of FrontView REIT, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed September 9, 2024 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of FrontView REIT, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11/A filed September 24, 2024 and incorporated herein by reference).
4.1	Description of the Company’s Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 20, 2025 and incorporated herein by reference).
4.2	Form of Indenture (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3 filed December 8, 2025 and incorporated herein by reference).
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
10.4+

Employment Agreement by and among FrontView REIT Inc, FrontView Operating Partnership LP, FrontView Employee Sub, LLC, and Pierre Revol, effective July 21, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2025 and incorporated herein by reference).

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

10.11

Amendment No. 1 to Credit Agreement, dated as of December 19, 2024, by and among FrontView Operating Partnership LP, as borrower, FVR Subsidiary OP LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto.(filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 20, 2025 and incorporated herein by reference).

10.12

Amendment No. 2 to Credit Agreement, dated as of September 16, 2025, by and among FrontView Operating Partnership LP, as borrower, FVR Subsidiary OP LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2025 and incorporated herein by reference).
10.13*

Amendment No. 3 to Credit Agreement, dated as of October 24, 2025, by and among FrontView Operating Partnership LP, as borrower, FVR Subsidiary OP LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto.

10.14

Waiver to Credit Agreement, dated as of September 26, 2024, by and among FrontView Operating Partnership LP, the Lenders signatory thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed March 20, 2025 and incorporated herein by reference).

10.15

Amendment to Waiver to Credit Agreement, dated as of December 6, 2024, by and among FrontView Operating Partnership LP, the Lenders signatory thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 20, 2025 and incorporated herein by reference).

10.16**

Investment Agreement, dated as of November 12, 2025, by and among FrontView REIT, Inc. and Maewyn FVR II LP, Rebound Investment, LP and Petrus Special Situations Fund, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2025 and incorporated herein by reference).

10.17***

Investor Rights Agreement, dated as of November 12, 2025, by and among FrontView REIT, Inc. and Maewyn FVR II LP, Rebound Investment, LP and Petrus Special Situations Fund, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2025 and incorporated herein by reference).

19.1	Insider Trading Policy of FrontView REIT, Inc. (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed March 20, 2025 and incorporated herein by reference).
21.1*	List of Subsidiaries of FrontView REIT, Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*

Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	FrontView REIT, Inc. Clawback Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 20, 2025 and incorporated herein by reference).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material to investors and (ii) is the type that the registrant treats as private or confidential. Certain schedules or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish an unredacted copy of this exhibit and its materiality and privacy or confidentiality analyses to the SEC upon request.

*** Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material to investors and (ii) is the type that the registrant treats as private or confidential. The Company agrees to furnish an unredacted copy of this exhibit and its materiality and privacy or confidentiality analyses to the SEC upon request.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTVIEW REIT, INC.

Date: February 25, 2026	By:	/s/ Stephen Preston
Stephen Preston
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles Fitzgerald	Director	February 25, 2026
Charles Fitzgerald

/s/ Elizabeth Frank	Director	February 25, 2026
Elizabeth Frank

/s/ Noelle LeVeaux	Director	February 25, 2026
Noelle Leveaux

/s/ Daniel Swanstrom	Director	February 25, 2026
Daniel Swanstrom

/s/ Robert S. Green	Director	February 25, 2026
Robert S. Green

/s/ Ernesto Perez	Director	February 25, 2026
Ernesto Perez

/s/ Pierre Revol	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Pierre Revol

/s/ Sean Fukumura	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Sean Fukumura