Form 10-Q
period 2026-03-31
FrontView REIT, Inc.
filed 2026-05-07
CIK 1988494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 22,652,028 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding as of May 4, 2026.

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

Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2026. The “Risk Factors” in our Annual Report on Form 10-K should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Regulation FD Disclosures

We use any of the following to comply with our disclosure obligations under Regulation FD: SEC filings, press releases, public conference calls, or our website. We routinely post important information on our website at www.frontviewreit.com, including information that may be deemed material. We encourage our shareholders and others interested in our company to monitor these distribution channels for material disclosures. Our website address is included in this Quarterly Report on Form 10-Q as a textual reference only and the information on the website is not incorporated by reference in this Quarterly Report on Form 10-Q.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Real estate held for investment, at cost
Land	$337,130	$329,478
Buildings and improvements	430,646	417,393
Total real estate held for investment, at cost	767,776	746,871
Less: accumulated depreciation	(50,846)	(48,204)
Real estate held for investment, net	716,930	698,667
Assets held for sale	14,065	12,493
Mortgage loans receivable	10,320	10,324
Cash and cash equivalents	9,294	13,518
Intangible lease assets, net	97,352	99,489
Other assets	21,807	19,952
Total assets	$869,768	$854,443
LIABILITIES AND EQUITY
Liabilities
Debt, net	$312,926	$314,251
Intangible lease liabilities, net	14,173	14,474
Accounts payable and accrued liabilities	28,510	32,494
Total liabilities	355,609	361,219
Equity
FrontView REIT, Inc. equity
Series A Convertible Preferred Stock, $0.01 par value 750,000 shares authorized, 250,000 shares issued and outstanding as of March 31, 2026 (liquidation preference $25,000)	3	—
Common Stock, $0.01 par value 450,000,000 shares authorized, 22,456,734 and 22,111,165 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	224	221
Additional paid-in capital	450,037	420,024
Accumulated deficit	(32,886)	(28,149)
Accumulated other comprehensive income (loss)	703	(901)
Total FrontView REIT, Inc. equity	418,081	391,195
Non-controlling interests	96,078	102,029
Total equity	514,159	493,224
Total liabilities and equity	$869,768	$854,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2026	2025
Revenues
Rental revenues	$17,976	$16,243
Interest income on mortgage loans	209	—
Total revenues	18,185	16,243
Operating expenses
Depreciation and amortization	7,672	7,814
Property operating expenses	2,330	2,376
General and administrative expenses	3,651	2,830
Total operating expenses	13,653	13,020
Other expenses (income)
Interest expense	4,213	4,497
Gain on sale of real estate	(963)	(467)
Impairment loss	812	428
Income taxes	70	102
Total other expenses	4,132	4,560
Net income (loss)	400	(1,337)
Net income (loss) attributable to non-controlling interests	80	(504)
Net income (loss) attributable to FrontView REIT, Inc.	320	(833)
Series A Convertible Preferred Stock dividends	(239)	—
Net income (loss) attributable to common stockholders	$81	$(833)
Weighted average number of common shares outstanding
Basic and diluted	22,279,016	17,319,742
Earnings per share attributable to common stockholders
Basic and diluted	$0.00	$(0.06)
Comprehensive income (loss)
Net income (loss)	$400	$(1,337)
Other comprehensive income (loss)
Change in fair value of interest rate swaps	2,057	(179)
Realized loss on interest rate swaps	(50)	—
Comprehensive income (loss)	2,407	(1,516)
Comprehensive income (loss) attributable to non-controlling interests	483	(571)
Comprehensive income (loss) attributable to FrontView REIT, Inc.	$1,924	$(945)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balances, December 31, 2025	$—	$221	$420,024	$(28,149)	$(901)	$102,029	$493,224
Conversion of OP Units to shares of Common Stock	—	3	6,132	—	—	(6,135)	—
Issuance of 250,000 shares of Series A Convertible Preferred Stock	3	—	23,866	—	—	—	23,869
Stock-based compensation	—	—	1,061	—	—	—	1,061
Distributions declared to Common Stock and OP Units	—	—	—	(4,818)	—	(1,337)	(6,155)
Distributions declared to Series A Convertible Preferred Stock	—	—	—	(239)	—	—	(239)
Distributions declared to Preferred Units	—	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	—	(1,046)	—	—	1,046	—
Change in fair value of interest rate swaps	—	—	—	—	1,644	413	2,057
Realized loss on interest rate swaps	—	—	—	—	(40)	(10)	(50)
Net income	—	—	—	320	—	80	400
Balances, March 31, 2026	$3	$224	$450,037	$(32,886)	$703	$96,078	$514,159

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balances, December 31, 2024	$173	$331,482	$(6,834)	$—	$197,857	$522,678
Conversion of OP Units to shares of Common Stock	2	4,711	—	—	(4,713)	—
Stock-based compensation	—	615	—	—	—	615
Distributions declared to Common Stock and OP Units	—	—	(3,767)	—	(2,411)	(6,178)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(773)	—	—	773	—
Change in fair value of interest rate swaps	—	—	—	(112)	(67)	(179)
Net loss	—	—	(833)	—	(504)	(1,337)
Balances, March 31, 2025	$175	$336,035	$(11,434)	$(112)	$190,927	$515,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$400	$(1,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,672	7,814
Amortization of above/below market leases	621	711
Amortization of financing transaction and discount costs	395	395
Change in fair value on derivative instruments included in interest expense	(50)	—
Net cash (paid for) received from derivative settlements	(10)	102
Non-cash rental revenue adjustments	(434)	(87)
Gain on sale of real estate	(963)	(467)
Stock-based compensation, net	1,061	615
Impairment loss	812	428
Changes in operating assets and liabilities:
Other assets	(283)	(1,156)
Accounts payable and accrued liabilities	(2,113)	1,083
Net cash provided by operating activities	7,108	8,101

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate held for investment	(34,317)	(49,922)
Deposits on real estate held for investment	334	369
Deferred leasing costs and other additions to real estate held for investment	(793)	(307)
Principal collections on mortgage loans receivable	4	—
Net proceeds from sale of real estate	9,072	2,016
Net proceeds from expropriation	—	559
Additions to other assets	(44)	—
Net cash used in investing activities	(25,744)	(47,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A Convertible Preferred Stock, net of $1,131 of offering costs	23,869	—
Proceeds from debt	18,500	43,500
Repayment of debt	(20,000)	—
Deferred offering costs	(1,838)	—
Cash distributions paid to common stockholders	(4,752)	(3,837)
Cash distributions paid to non-controlling interests	(1,367)	(2,264)
Net cash provided by financing activities	14,412	37,399
Net decrease in cash and cash equivalents during the period	(4,224)	(1,785)
Cash and cash equivalents, beginning of period	13,518	5,094
Cash and cash equivalents, end of period	$9,294	$3,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,021	$4,019
Non-cash disclosures of non-cash investing and financing activities:
Accrued real estate development and improvement costs	$4,940	$1,359
Accrued deferred leasing fees	$394	$174
Accrued deferred offering costs	$650	$—
Forfeited employee grant dividends	$2	$—
Conversion of OP Units to Common Stock and additional paid-in capital	$6,135	$4,713
Distributions payable	$6,402	$6,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS DESCRIPTION

FrontView REIT, Inc. (the “Company”) was formed on June 23, 2023 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) commencing with its short taxable year ended December 31, 2024. FrontView Operating Partnership LP (the “OP”) is the entity through which the Company conducts its business and owns all of the Company's properties either directly or indirectly through subsidiaries. The Company is the sole general partner of the OP. The units not owned by the Company in the OP are referred to as OP Units or non-controlling interests.

The Company is an umbrella partnership real estate investment trust (“UPREIT”) structure with a publicly-traded REIT and is an internally-managed net-lease REIT that acquires, owns and manages primarily properties with frontage that are net leased to a diversified group of tenants. The Company is differentiated by an investment approach focused on properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers. As of March 31, 2026, the Company owned a well-diversified portfolio of 309 properties with direct frontage across 36 U.S. states.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	March 31, 2026			December 31, 2025
	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership Interest	22,456,734	5,469,910	27,926,644	22,111,165	5,766,866	27,878,031
Percent Ownership of OP	80.4%	19.6%	100.0%	79.3%	20.7%	100.0%

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2026, which provide a more complete understanding of the Company's accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2026, and 2025 are not necessarily indicative of the results for the full year.

Generally, a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a voting interest entity in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affects its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. The Company has concluded that the OP is a VIE and consolidates its interest in the OP as the Company is deemed to be the primary beneficiary. The portion of the OP not owned by the Company is presented as non-controlling interests as of March 31, 2026 and December 31, 2025.

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

The following table summarizes the Company's impairment for the respective periods:

	For the three months ended March 31,
(in thousands, except number of properties)	2026	2025
Number of properties	4	1
Impairment loss	$812	$428

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

As of March 31, 2026 and December 31, 2025, all of the Company's leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases and reasonably certain renewal periods. The difference between rental revenue recognized and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of other assets in the condensed consolidated balance sheets. If the Company determines that collectibility of the lease payments is not probable, the Company records an adjustment to rental revenues to reduce the outstanding receivables where collectibility is not probable including deferred rent receivables. Future revenue recognized is limited to amounts paid by the lessee.

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

For the three months ended March 31, 2026, and 2025, the Company had no individual tenants or common franchises that accounted for more than 10% of rental revenues, excluding lease termination fees.

In accordance with ASC 842, provisions for uncollectible rent are recorded as an offset to rental revenues in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Mortgage Loans Receivable

The Company provided seller-financing to the acquirers of certain real estate property sales. As of March 31, 2026, the Company had four mortgage loans receivables in its portfolio.

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

Certain interest rate swap agreements are qualified and designated as cash flow hedges. The effective portion of the fair value unrealized gain or loss on cash flow hedges is reported as a component of accumulated other comprehensive income (“AOCI”) with offsetting amounts recorded in the Company’s condensed consolidated balance sheets depending on the position and the duration of the contract. The gain or loss on the derivative instrument due to the change in fair value is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

Non-Controlling Interests

Non-controlling interests represent the interests held in the OP of 19.6% as of March 31, 2026, by third parties and related parties involved in the internalization which are accounted for as a separate component of equity.

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

Stock-Based Compensation

The Company has issued restricted stock units (“RSUs”) and Long-Term Incentive Plan Units (“LTIP Units”) under its 2024 Omnibus Equity and Incentive Plan (“Equity and Incentive Plan”). The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, which requires that such compensation expense be recognized based on the award's estimated grant-date fair value. For time-based awards, the value of such awards is recognized as compensation expense in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) over the applicable vesting period on a straight-line basis, or at the cumulative amount vested at each balance sheet date if greater. For performance-based LTIP Units, compensation expense is recognized over the requisite service period based on the grant-date fair value determined using a Monte Carlo simulation model, which incorporates the market conditions embedded in the award. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock-based compensation expense associated with the forfeited awards. Dividends declared on RSUs issued under the Equity and Incentive Plan are recorded as cumulative distributions in excess of retained earnings in the condensed consolidated balance sheets.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to continue to qualify as a REIT. To qualify as a REIT, the Company is subject to various requirements including that it generally must distribute at least 90% of its taxable income (other than net capital gain) to its shareholders as dividends. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income (including net capital gain) and to a 4% non-deductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed taxable income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost, unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2026, the Company believes it is in compliance with all applicable REIT requirements.

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

Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”) and is subject to applicable federal, state, and local income and margin taxes. The Company had no significant taxes associated with its TRS for the three months ended March 31, 2026 and March 31, 2025.

The Company and certain of its subsidiaries (including the predecessor) are required to file income tax returns with U.S. federal and state taxing authorities. As of March 31, 2026, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2023 and 2024 tax years, and the predecessor’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2022 through 2024 tax years.

Earnings Per Share

Earnings per common share have been computed pursuant to the guidance in ASC 260, Earnings Per Share, which requires the classification of the Company's unvested RSUs, which contain rights to receive non-forfeitable dividends, and the Company's Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), which contains rights to receive participating dividends, as participating securities requiring the two-class method of computing earnings per share. The Series A Preferred Stock may participate in common dividends when Adjusted Funds from Operations (“AFFO”) per share, a non-GAAP financial measure, exceeds a certain threshold. For the three months ended March 31, 2026, the Series A Preferred Stock did not participate in common dividends.

The two-class method is an earnings allocation formula that determines earnings per share for each class of Common Stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company's calculation of earnings per share excludes income attributable to participating securities from the numerator and allocates such income to each participating class. The weighted average number of shares of Common Stock outstanding and potentially dilutive securities are included in the denominator in accordance with the treasury stock method and if-converted method, as applicable. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. For the periods presented, certain potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.

Concentration of Credit Risk

Credit risk arises from the potential that a counterparty will fail to perform its obligations. The Company is not exposed to significant credit risk as the Company maintains a number of diverse tenants which mitigates the credit risk.

Segment Reporting

The Company currently organizes and operates its business in a single reportable segment, which includes the acquisition, leasing, mortgage loan financing and ownership of net leased properties. The consolidated totals represent the aggregated results of the Company's single reportable operating segment.

The Company's chief operating decision maker (“CODM”) is the Company's executive management team, which consists of the Chief Executive Officer and Chief Financial Officer. The CODM assesses operating performance, financial results, and allocates resources based on consolidated net income (loss) as reported on the condensed consolidated statements of operations and comprehensive income (loss). Significant segment expenses and other segment items are identical to the reporting in the condensed consolidated statements of operations and comprehensive income (loss). The CODM reviews the Company's revenues, expenses and assets at the consolidated level for the entire portfolio and therefore, each property or property type is not considered an individual operating segment. The Company does not evaluate the results of operations based on geography, size, or property type.

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

The following table summarizes the carrying amount reported in the condensed consolidated balance sheets and the Company's estimate of the fair value of debt:

(in thousands)	March 31, 2026	December 31, 2025
Carrying amount	$314,000	$315,500
Fair value	314,251	315,656

The Company has financial instruments which include cash and cash equivalents, other assets, mortgage loans receivable, and accounts payable and accrued liabilities, which are carried at amortized cost and approximate their fair value unless otherwise noted.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026, and 2025, to present separate line items under revenue and to reclassify the amortization of software costs from general and administrative expenses to depreciation and amortization.

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

As of March 31, 2026 and December 31, 2025, the Company had a portfolio of 309 and 303 real estate properties, respectively. The average remaining lease term, excluding renewal options, for real estate properties owned by the Company as of March 31, 2026 and December 31, 2025 was approximately 7.2 years and 6.9 years, respectively.

During the three months ended March 31, 2026, the Company acquired 10 properties for an aggregate purchase price (including acquisition costs) of $34.3 million. All of the properties acquired during the three months ended March 31, 2026, were leased at acquisition with an average remaining lease term of approximately 10.0 years. In addition, one property was replatted into two distinct properties.

During the year ended December 31, 2025, the Company acquired 32 properties for an aggregate purchase price of $125.4 million. All of the properties acquired during the year ended December 31, 2025, were leased at acquisition with an average remaining lease term of approximately 11.5 years.

The acquisitions were all accounted for as asset acquisitions. The Company allocated the purchase price of these properties to the fair values of the assets and liabilities assumed, which is summarized in the following table:

(in thousands)	March 31, 2026	December 31, 2025
Land	$10,951	$33,644
Buildings	18,602	71,455
Site improvements	1,521	7,178
Other assets	38	122
Intangible assets:
Above-market leases	516	2,560
In-place leases and origination costs	3,030	14,350
	34,658	129,309
Liabilities assumed:
Below-market leases intangible liabilities	(328)	(3,745)
Accounts payable and accrued liabilities	(13)	(145)
Purchase price (including acquisition costs)	$34,317	$125,419

During the three months ended March 31, 2026, the Company sold five real estate properties for $9.7 million. The Company received net proceeds of $9.1 million from the property sales, after paying closing costs of $0.6 million and recorded a gain on sale of $1.0 million. The aggregate cost and associated accumulated depreciation and amortization of the properties sold, at the date of sale, was $8.5 million and $0.4 million, respectively.

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

During the year ended December 31, 2025, the Company received proceeds for the expropriation from the state for a portion of real estate from two properties for $5.4 million. The Company received net proceeds of $5.0 million from the expropriation from the state, after paying closing costs of $0.4 million and recorded a gain on sale of $4.7 million. The aggregate cost of the portion of properties that was expropriated was $0.3 million.

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

The depreciation expense on real estate held for investment was as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Depreciation	$3,740	$3,658

The following table summarizes amounts reported as rental revenues on the accompanying condensed consolidated statements of operations and comprehensive income (loss):

	For the three months ended March 31,
(in thousands)	2026	2025
Rental revenues:
Contractual rental amounts billed	$15,770	$15,020
Reimbursable income	2,067	1,659
Percentage rent	34	34
Other operating income	292	119
Adjustment to recognize contractual rental amounts on a straight-line basis	434	122
Above/below market lease amortization, net	(621)	(711)
Total rental revenues	$17,976	$16,243

Total estimated future minimum rents to be received under non-cancelable leases in effect as of March 31, 2026, are as follows:

(in thousands)	March 31, 2026
Remainder of 2026	$47,820
2027	60,418
2028	55,358
2029	51,769
2030	46,956
Thereafter	271,153
$533,474

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

4. MORTGAGE LOANS RECEIVABLE

In connection with the sales of certain real estate properties, the Company provided seller-financing to the acquirers. The loan-to-value (LTV) of the mortgage loans receivables range from 73.1% to 87.1%, and the interest rates and other terms and conditions were consistent with market standards. The Company recognized the full gain on sale of the properties in the amount of $0.4 million during the year ended December 31, 2025. Given the LTV's noted above, and that the mortgage loans receivable are fully collateralized by the underlying properties, no allowance for the mortgage loans receivable was recorded at March 31, 2026. Interest income associated with these mortgage loans receivable is recognized when earned.

The following is a summary of the Company's mortgage loans receivable portfolio as of March 31, 2026:

(in thousands, except number of properties and percentages)
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	March 31, 2026
Mortgage	I/O	1	7.9%	7.9%	11-Jun-28	$1,734
Mortgage	I/O	1	7.6%	8.1%	30-Jun-29	5,400
Mortgage	I/O	1	8.0%	8.0%	25-Aug-28	2,240
Mortgage	P + I	1	6.5%	6.5%	14-Dec-30	946
Total mortgage loans receivables						$10,320
(1)
I/O: Interest Only; P+I: Principal and Interest

5. INTANGIBLE ASSETS AND LIABILITIES

The following is a summary of intangible lease assets and liabilities and related accumulated amortization:

(in thousands) As of March 31, 2026	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$138,637	$71,103	$67,534
Above-market leases	48,409	25,026	23,383
Leasing fees	7,602	1,167	6,435
Total intangible lease assets	$194,648	$97,296	$97,352

Intangible lease liabilities:
Below-market leases	$27,388	$13,215	$14,173
Total intangible lease liabilities	$27,388	$13,215	$14,173

(in thousands) As of December 31, 2025	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$137,104	$68,185	$68,919
Above-market leases	48,151	24,001	24,150
Leasing fees	7,399	979	6,420
Total intangible lease assets	$192,654	$93,165	$99,489

Intangible lease liabilities:
Below-market leases	$27,140	$12,666	$14,474
Total intangible lease liabilities	$27,140	$12,666	$14,474

The amortization and net adjustment to rental revenue of intangible lease assets and liabilities was as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Amortization:
Amortization of in-place leases and leasing fees	$3,821	$4,050

Net adjustment to rental revenue:
Above-market and below-market leases	$621	$711

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2026 and December 31, 2025 by category are as follows:

Years remaining as at	March 31, 2026	December 31, 2025
In-place leases and origination costs	9.9	9.9
Leasing fees	10.5	11.2
Above-market leases	7.1	7.3
Below-market leases	11.2	11.0

The estimated future amortization expense for intangible lease assets, net of intangible lease liabilities, are as follows:

(in thousands)	In-place leases and origination costs	Leasing fees	Above-market leases	Below-market leases	March 31, 2026
Remainder of 2026	$10,181	$660	$3,918	$(2,092)	$12,667
2027	10,904	676	4,302	(2,202)	13,680
2028	7,972	660	3,920	(1,324)	11,228
2029	6,781	640	3,356	(1,211)	9,566
2030	5,775	568	2,008	(1,080)	7,271
Thereafter	25,921	3,231	5,879	(6,264)	28,767
	$67,534	$6,435	$23,383	$(14,173)	$83,179

6. DEBT, NET

	As of March 31, 2026
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	SOFR + 1.15% *	$114,000
Term Loan	(b)	3-Oct-2027	SOFR + 1.15% *	200,000
Unamortized financing transaction costs, Term Loan				(1,074)
				$312,926

* The approximate SOFR rate at March 31, 2026 was 3.65%.

	As of December 31, 2025
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	SOFR + 1.15% **	$115,500
Term Loan	(b)	3-Oct-2027	SOFR + 1.15% **	200,000
Unamortized financing transaction costs, Term Loan				(1,249)
				$314,251

** The approximate SOFR rate at December 31, 2025 was 3.71%.

As of March 31, 2026 and December 31, 2025, the weighted average interest rate was 4.81% and 4.87%, respectively.

The aggregate principal repayment of the Company’s debt, excluding the unamortized financing transaction costs of $1.1 million, due in each of the years under the remaining term, are as follows:

(in thousands)	March 31, 2026
Remainder of 2026	$—
2027	314,000

(a)
Revolving Credit Facility

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank, N.A., which provides for an unsecured revolving line of credit of $250.0 million, including $20.0 million available for issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility has a three-year term expiring on October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of 0.125% fee on the aggregate outstanding amount of the revolving commitments. Borrowings under the Revolving Credit Facility bear interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio that initially ranged between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Revolving Credit Facility to remove the 10 bps credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Revolving Credit Facility to adjust the applicable margin based on the Company's leverage ratio to range between 1.15% and 1.75% per annum. As of March 31, 2026 and December 31, 2025, the applicable margin was 1.15%. The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments and 0.25% per annum if average daily usage in such quarter is equal to or less than 50% of total revolving commitments. The commitment fee is payable quarterly in arrears on the first day of each calendar quarter and is included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

(b)
Term Loan

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank N.A. as administrative agent that provided commitments for an unsecured term loan, allowing borrowings of up to $200.0 million (the “Term Loan”). The Term Loan has been fully drawn and has an initial maturity of October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of a 0.125% fee on the aggregate outstanding principal amount of the Term Loan. The Term Loan bears interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio that initially ranged between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Term Loan to remove the 10 bps credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Term Loan to adjust the applicable margin based on the Company's leverage ratio to range between 1.15% to 1.75% per annum. As of March 31, 2026 and December 31, 2025, the applicable margin was 1.15%.

Debt Covenants

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its Revolving Credit Facility and Term Loan agreements. These covenants require the Company to maintain certain financial ratios. As of March 31, 2026 and December 31, 2025, the Company believes it was in compliance with all of its loan covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of March 31, 2026. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the condensed consolidated balance sheets at fair value.

Cash Flow Hedge

On March 3, 2025, the Company entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 4.814%, including the applicable margin of 1.15% as of March 31, 2026, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instruments due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the three months ended March 31, 2026 and 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

The Company expects a gain of $0.5 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) consisted of the following for the three months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
(in thousands) For the three months ended March 31,	2026	2025		2026	2025
Interest rate swaps	$2,047	$(179)	Interest expense, net	$(10)	$—

The table below shows the fair value and location of the derivatives recognized in the Company’s condensed consolidated balance sheets as at March 31, 2026 and December 31, 2025:

	Derivative Assets
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swaps	Other assets	$1,006	$332

	Derivative Liabilities
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swaps	Accounts payable and accrued liabilities	$(376)	$(1,759)

8. EQUITY

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

Stock Repurchase Program

In November 2025, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to $75.0 million of its outstanding Common Stock from time to time through November 10, 2026. The Company may make repurchases through open market transactions, block purchases, privately negotiated transactions or in such other manner in compliance with applicable securities laws and regulations. The manner, timing and amount of any repurchases will be based on an evaluation of business, market and other conditions, stock price, regulatory and contractual requirements, capital availability and other factors. The repurchase program does not require the Company to acquire any particular amount of Common Stock, and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of March 31, 2026, no repurchases have been under the stock repurchase program.

ATM Program

On February 27, 2026, the Company established an at-the-market common equity offering program (“ATM Program”), through which it may, from time to time, publicly offer and sell shares of Common Stock having an aggregate gross sales price of up to $75.0 million. As of March 31, 2026, the Company did not issue any shares of Common Stock under the ATM Program.

Dividends

During the three months ended March 31, 2026, the Board of Directors approved the following Common Stock and OP Unit quarterly dividends:

(in thousands, except per share amounts)
For the three months ended March 31, 2026
Declaration Date	Dividend per Share	Record Date	Total Amount (1)	Payment Date
24-Feb-2026	$0.215	31-Mar-2026	$6,155	15-Apr-2026
	$0.215		$6,155
(1)
Amount includes dividends for RSUs and LTIP Units to the extent entitled.

During the three months ended March 31, 2025, the Board of Directors approved the following Common Stock and OP Unit quarterly dividends:

(in thousands, except per share amounts)
For the three months ended March 31, 2025
Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
18-Mar-2025	$0.215	31-Mar-2025	$6,178	15-Apr-2025
	$0.215		$6,178

9. SERIES A CONVERTIBLE PREFERRED STOCK

In November 2025, the Company entered into an investment agreement with certain institutional investors pursuant to which the Company agreed to sell 750,000 shares of Series A Convertible Preferred Stock, at a price of $100.00 per share, for gross proceeds of $75.0 million (the “Investment Agreement”).The sale of Series A Preferred Stock will occur in multiple tranches.

The Series A Preferred Stock accrues cumulative dividends at an initial annual rate of 6.75% and are payable quarterly in arrears, if, as and when declared by the Board of Directors.

Each share of Series A Preferred Stock is convertible, at the option of the holder at any time, into shares of Common Stock at an initial conversion rate of 5.88235 shares of Common Stock per Series A Preferred Stock, representing an implied conversion price of $17.00 per share, subject to customary anti‑dilution adjustments.The Company may, at its option at any time that is two years after the last issuance date of Series A Preferred Stock, subject to certain conditions, convert Series A Preferred Stock into shares of Common Stock, if the volume weighted average price of the Common Stock exceeds 117.5% of the conversion price during the thirty consecutive trading days immediately prior to the date the Company notifies holders of its election to convert.

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

As of March 31, 2026, 250,000 shares of Series A Preferred Stock were issued.

Series A Preferred Stock Dividends

During the three months ended March 31, 2026, the Board of Directors approved a quarterly dividend on each share of Series A Preferred Stock outstanding as of March 31, 2026, to be paid on April 15, 2026 to holders of record as of March 31, 2026. On April 15, 2026, the Company paid such quarterly dividend in an aggregate amount of $0.3 million.

10. NON-CONTROLLING INTERESTS

Non-controlling interests are comprised of OP Units. The OP Units are economically equivalent to the Company's Common Stock and, subject to certain restrictions, are redeemable into the Company's Common Stock at the option of the respective unit holders on a one-for-one basis. Holders of the OP Units do not have voting rights in the Company. The OP Units are redeemable at the option of the holder, in which case however, the Company may issue Common Stock or cash, at the Company’s election. Therefore, the OP Units are considered to be permanent equity. Redemption of OP Units held by non-controlling interest holders are recorded by reducing non-controlling interest at historical cost basis with a corresponding increase in Common Stock and additional paid-in capital.

For the three months ended March 31, 2026 and 2025, there were 296,956 OP Units and 229,200 OP Units redeemed, respectively which the Company settled by issuing 296,956 and 229,200 shares of Common Stock, respectively.

11. STOCK-BASED COMPENSATION

RSUs

During the three months ended March 31, 2026, 73,566 RSUs vested and settled in shares of common stock, inclusive of 24,953 shares of common stock, valued at $0.4 million, withheld to pay applicable required employee statutory withholding taxes on the vesting date. No RSUs vested during the three months ended March 31, 2025.

The total amount of stock-based compensation expense recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $1.1 million for the three months ended March 31, 2026, excluding $0.4 million withheld to pay for applicable required employee statutory withholding taxes on the vesting date. As of March 31, 2026 and 2025, the remaining unamortized stock-based compensation expense totaled $7.3 million and $14.1 million, respectively, and these awards are expected to be recognized over a remaining weighted average period of 1.7 years and 2.3 years, respectively. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

Pursuant to the Equity and Incentive Plan, the Company made service-based grants of RSUs to certain employees and non-employee directors. The RSUs have no rights as a common stockholder, but have dividend equivalent rights equal to the cash dividends paid with respect to the corresponding number of common shares to be issued in respect of the RSUs. The vesting terms of these grants are specific to the individual grant, with a maximum term of 5 years, are subject to the holder's continued service through the applicable vesting dates and the terms of the individual grant agreements. The grant date fair value of service-based RSUs were based on the market price per share of the Company's Common Stock on the grant date or on the 5 or 10-day volume weighted average price per share of the Company's Common Stock on the grant date.

The following table presents information about the Company's RSU activity:

	For the three months ended March 31,
	2026
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of beginning of period	591	$15.42
Granted during the period	24	15.90
Vested during the period	(74)	13.15
Forfeited during the period	(2)	13.41
Unvested RSU grants outstanding as of end of period	539	$15.75

LTIPs

During the three months ended March 31, 2026, the Company granted LTIP Units to certain employees and non-employee directors under the Equity and Incentive Plan. Each LTIP Unit may be converted into one OP Unit upon satisfaction of vesting and other conditions set forth in the applicable award agreement and the OP Agreement, including the requirement that the holder’s capital account balance per LTIP Unit equal the capital account balance per OP Unit.

Time-Based LTIP Units

During the three months ended March 31, 2026, 121,944 LTIP Units were granted to directors and officers of the Company under the Equity Incentive Plan, pursuant to time-based LTIP Unit award agreements (the “Time-Based LTIP Units”). The Time-Based LTIP Units vesting terms of these grants are specific to the individual grant, with a maximum term of 4 years, and are subject to the holder's continued service through the applicable vesting dates and the terms of the individual award agreements. Holders are entitled to receive distributions on Time-Based LTIP Units in an amount per unit equal to the distributions payable per OP Unit from the grant date. The grant date fair value of Time-Based LTIP Units was based on the 5-day volume weighted average price per share of the Company's Common Stock on the grant date.

The following table presents information about the Company’s Time-Based LTIP Unit activity:

	For the three months ended March 31,
	2026
(in thousands, except per share amounts)	Number of LTIP Units	Weighted Average Grant Date Fair Value per Unit
Unvested Time-Based LTIP Units at beginning of period	—	$—
Granted during the period	122	15.93
Vested during the period	—	—
Forfeited during the period	—	—
Unvested Time-Based LTIP Units as of end of period	122	$15.93

During the three months ended March 31, 2026, the Company recognized $0.1 million of compensation cost related to the Time-Based LTIP Units in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, there was $1.8 million of unrecognized compensation cost related to unvested Time-Based LTIP Units, which is expected to be recognized over a weighted average period of 2.0 years.

Performance-Based LTIP Units

During the three months ended March 31, 2026, 268,257 performance-based LTIP Units (at maximum) were granted to officers of the Company under the Equity Incentive Plan, pursuant to performance-based LTIP Unit award agreements (the “Performance-Based LTIP Units”). Performance-Based LTIP Units are subject to a three-year performance period, with the number of units earned (up to a maximum of 225% of the target number) determined based on the Company’s total shareholder return (“TSR”) relative to the MSCI US REIT Index and a defined peer group over the performance period. Earned percentages range from 0% to 225% of the target number of units, with 100% earned upon achievement of the 50th percentile TSR rank.

Following certification of performance achievement by the Compensation Committee (the “Measurement Date”), earned units vest in two equal tranches, 50% on the Measurement Date and 50% on the one-year anniversary of the last day of the performance period, in each case subject to the holder’s continued service.

Prior to the Measurement Date, holders of Performance-Based LTIP Units are entitled to distributions in an amount per Performance-Based LTIP Unit equal to 10% of the distributions payable per OP Unit. The grant date fair value of Performance-Based LTIP Units was determined using a Monte Carlo simulation model incorporating assumptions for stock price volatility, risk-free interest rates, and the correlation of the Company’s TSR with peer companies.

During the three months ended March 31, 2026, the Company recognized $0.2 million of compensation cost in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the Performance-Based LTIP Units. As of March 31, 2026, there was $2.7 million of unrecognized compensation cost related to unvested Performance-Based LTIP Units, which is expected to be recognized over a weighted average period of 1.8 years.

The following table presents information about the Company’s Performance-Based LTIP Unit activity:

	For the three months ended March 31,
	2026
(in thousands, except per share amounts)	Number of LTIP Units	Weighted Average Grant Date Fair Value per Unit
Unvested Performance-Based LTIP Units at beginning of period	—	$—
Granted during the period	268	10.53
Vested during the period	—	—
Forfeited during the period	—	—
Unvested Performance-Based LTIP Units as of end of period	268	$10.53

12. EARNINGS PER SHARE

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended March 31,
(in thousands, except per share amounts)	2026	2025
Basic earnings:
Net income (loss) attributable to FrontView REIT, Inc. common stockholders	$320	$(833)
Less: Net income (loss) allocated to participating unvested restricted stock units	(130)	(196)
Less: Net income (loss) allocated to participating Series A Preferred Stock	(239)	—
Net loss used to compute basic earnings per common share	$(49)	$(1,029)

Diluted earnings:
Net loss used to compute basic earnings per common share	$(49)	$(1,029)
Net loss used to compute diluted earnings per common share	$(49)	$(1,029)

Weighted average number of common shares outstanding	22,887	17,876
Less: weighted average unvested restricted stock units (1)	(608)	(556)
Weighted average number of common shares outstanding used in basic and diluted earnings per common share	22,279	17,320

Basic and Diluted earnings per share	$0.00	$(0.06)
(1)
Represents the weighted average effects of 539 and 912 unvested RSUs of Common Stock as of March 31, 2026 and March 31, 2025, respectively, which will be excluded from the computation of earnings per share until they vest.

13. OTHER ASSETS

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable, net	$2,290	$2,944
Deferred rent receivables	10,023	9,590
Fair value of interest rate swaps	1,006	332
Deferred offering costs	3,240	2,180
Deferred financing transaction costs, net	1,342	1,562
Prepaid expenses and other assets	3,906	3,344
Total other assets	$21,807	$19,952

14. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2025, the Company incurred outsourcing service fees of $0.2 million to North American Asset Management Corp. (“NAAM”), an affiliate of the predecessor. The services are limited to property accounting and human resources support. As of March 31, 2026, the Company had a payable to NAAM relating to these fees of $0.1 million.

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

As of March 31, 2026, the Company did not have any material commitments that could not be funded for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

16. SUBSEQUENT EVENTS

The Company identified the following events subsequent to March 31, 2026 that are not recognized in the accompanying condensed consolidated financial statements:

(a)
On April 15, 2026, the Company and the OP paid dividends on the Common Stock and distributions on the OP Units, in the aggregate amount of $6.2 million.
(b)
On May 5, 2026, the Board of Directors approved a (i) quarterly dividend of $0.215 per share on the Company's Common Stock and (ii) quarterly distribution of $0.215 per unit on OP Units for the quarter ended June 30, 2026, which will be payable on or before July 15, 2026 to stockholders and unitholders of record as of June 30, 2026.

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
•
“Series A Preferred Stock” means our Series A Convertible Preferred Stock, par value $0.01 per share;
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

Overview

We are an internally managed net-lease real estate investment trust (“REIT”) focused on acquiring, owning, and managing properties with frontage that are leased to a diversified tenant base. Our real estate-first investment strategy is centered around highly visible properties in prominent retail corridors with strong underlying real estate fundamentals. We target properties along high-traffic roads that offer strong consumer visibility and adaptable building formats capable of supporting various businesses over time.

As of March 31, 2026, FrontView owned a diversified portfolio of 309 direct frontage properties across 36 U.S. states, leased primarily to service and necessity based tenants across 16 industries, including medical and dental providers, quick-service and casual dining restaurants, financial institutions, cellular retailers, automotive related, fitness, and general retail along with several other diversified industries.

As of March 31, 2026, we had total debt of $314.0 million, Net Debt of $304.7 million, Net Debt to Annualized Adjusted EBITDAre ratio of 5.3x and a Fixed Charge Coverage Ratio of 3.5x. Net Debt, Annualized Adjusted EBITDAre and Fixed Charge Coverage Ratio are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Our Real Estate Investment Portfolio

To achieve an appropriate risk-adjusted return, we seek to maintain a highly diversified portfolio of properties located in prominent areas with direct frontage on high-traffic roads that are visible to consumers. We aim to ensure diversity across geographic locations, tenants, and brands, and to enable cross-diversification within each category. We discuss below our portfolio diversification based on several different metrics and information provided as of March 31, 2026.

Diversification by Tenant Brand

We typically seek tenants that operate service-oriented businesses, such as medical and dental providers, quick-service and casual dining restaurants, financial institutions, cellular retailers, automotive related, fitness, and general retail along with several other diversified industries.

As of March 31, 2026, our properties were occupied by 327 leases that operated 156 different brands, with no single tenant brand accounting for more than 3.1% of our ABR.

The following table sets forth information with respect to all of our tenant brands (based on ABR) as of March 31, 2026:

#	Tenant Concepts	# of Leases	% of ABR	Investment Grade Rated
1	Dollar Tree	13	3.10%	Yes
2	Fast Pace Urgent Care	8	2.74%	—
3	Verizon	9	2.64%	Yes
4	Raising Canes	6	2.34%	—
5	LA Fitness	3	2.21%	—
6	Dick's	1	2.16%	Yes
7	Oak Street Health	6	2.09%	—
8	IHOP	7	1.92%	—
9	Mammoth Car Wash	6	1.90%	—
10	Bank of America	5	1.86%	Yes
11	Range USA	3	1.84%	—
12	LA-Z-Boy	3	1.79%	—
13	Adams Auto Group	2	1.70%	—
14	AT&T	6	1.66%	Yes
15	T-Mobile	9	1.64%	Yes
16	Chili's	3	1.54%	—
17	PNC Bank	5	1.52%	Yes
18	Wells Fargo	3	1.36%	Yes
19	St. Joseph Hospice	2	1.34%	—
20	Heartland Dental	5	1.28%	—
21	Advance Auto Parts	7	1.28%	—
22	Aspen Dental	6	1.28%	—
23	Lowe's Home Improvement	1	1.17%	Yes
24	Academy Sports	1	1.11%	—
25	Charles Schwab	1	1.11%	Yes
26	VASA Fitness	1	1.10%	—

27	Parachute Plasma	2	1.03%	—
28	WSS	2	1.01%	Yes
29	Wendy's	5	1.00%	—
30	Wellnow	4	0.99%	—
31	Walmart	1	0.98%	Yes
32	Best Buy	1	0.95%	Yes
33	Andy's Frozen Custard	4	0.95%	—
34	Burger King	4	0.94%	—
35	Edge Fitness	1	0.94%	—
36	Chase Bank	3	0.94%	Yes
37	Floor & Decor	1	0.93%	—
38	Applebee's	3	0.90%	—
39	Walgreens	2	0.89%	—
40	Stop & Shop Gas	3	0.88%	Yes
41	CVS	2	0.87%	Yes
42	Dollar General	4	0.86%	Yes
43	Starbucks	5	0.79%	Yes
44	Sleep Number	3	0.78%	—
45	Action Behavior Centers	2	0.77%	—
46	Avis	1	0.75%	—
47	Chuy's Mexican	2	0.73%	Yes
48	Texas Roadhouse	2	0.73%	—
49	Take 5 Oil Change	5	0.72%	—
50	Exxon	2	0.71%	—
51	Chipotle	4	0.71%	—
52	AutoSavvy	1	0.69%	—
53	Physicians Immediate Care	2	0.66%	—
54	Jiffy Lube	3	0.64%	—
55	O'Reilly Auto Parts	4	0.63%	Yes
56	Harbor Freight	2	0.62%	—
57	AutoZone	3	0.61%	Yes
58	WellMed	1	0.60%	Yes
59	Planet Fitness	1	0.60%	—
60	7 Brew	3	0.57%	—
61	Circle K	2	0.54%	Yes
62	Fulton Bank	1	0.53%	Yes
63	Longhorn Steakhouse	2	0.51%	Yes
64	FitzMark	1	0.51%	—
65	KEDPlasma	1	0.51%	—
66	Stanton Optical	2	0.50%	—
67	Panera Bread	2	0.50%	Yes
68	Miller's Ale House	1	0.49%	—
69	Trinity Medical Center	1	0.48%	—
70	Ted's Café Escondido	1	0.48%	—
71	Taco Bell	2	0.46%	—
72	Xfinity	2	0.46%	Yes
73	Grifols	1	0.46%	—
74	Hooters	2	0.45%	—
75	Buffalo Wild Wings	1	0.45%	—
76	Sonic	3	0.45%	—
77	Jared	2	0.44%	Yes
78	Saltgrass Steakhouse	1	0.44%	—
79	McAlister's Deli	2	0.42%	—
80	7-Eleven	2	0.41%	Yes
81	Byrider	1	0.41%	—

82	Mattress Firm	2	0.41%	—
83	Staples	1	0.40%	—
84	Diamonds Direct	1	0.40%	Yes
85	Arby's	2	0.40%	—
86	Quick Clean Carwash	1	0.39%	—
87	Caliber Collision	1	0.39%	—
88	Caliber Car Wash	1	0.39%	—
89	Delta Community Credit Union	1	0.39%	—
90	Southern Immediate Urgent Care	1	0.37%	—
91	Rise	1	0.37%	—
92	BP	1	0.37%	—
93	Big Blue Swim School	1	0.36%	—
94	Meineke	2	0.36%	—
95	Chuck E Cheese	1	0.34%	—
96	Pizza Hut	2	0.34%	—
97	UTMB Health	1	0.34%	Yes
98	Skechers	1	0.33%	—
99	Friendly's	1	0.33%	—
100	Slim Chickens	1	0.33%	—
101	Sherwin Williams	2	0.32%	Yes
102	Valvoline	2	0.31%	—
103	Hook & Reel	1	0.30%	—
104	Olive Garden	1	0.29%	Yes
105	Mavis Discount Tire	1	0.29%	—
106	Hops N Drops	1	0.29%	—
107	Trophy Fuel & Wash	1	0.29%	—
108	City Barbeque	1	0.29%	—
109	Citizens Bank	1	0.28%	Yes
110	AMERA Gas Station	1	0.28%	—
111	Roots Oil	1	0.27%	—
112	H&R Block	1	0.27%	Yes
113	National Tire & Battery	1	0.26%	—
114	pOpshelf	1	0.26%	Yes
115	HTeaO	2	0.26%	—
116	Express Oil	1	0.24%	—
117	Wing Daddy’s	1	0.24%	—
118	Consumers Credit Union	1	0.24%	—
119	American Family Care	1	0.24%	—
120	Strickland Brothers	1	0.22%	—
121	Banner Health	1	0.22%	Yes
122	Aaron's	1	0.21%	—
123	BMO	1	0.21%	Yes
124	MedExpress Urgent Care	1	0.21%	Yes
125	Republic Bank	1	0.21%	—
126	Sage Dental	1	0.20%	—
127	McDonalds	1	0.18%	Yes
128	Long John Silvers	1	0.18%	—
129	Tumbleweed, Inc.	1	0.18%	—
130	Panda Express (1)	2	0.18%	—
131	Urgent Team	1	0.17%	—
132	America's Best	1	0.17%	—
133	Chicken Salad Chick	1	0.17%	—
134	MOD Pizza	1	0.17%	—
135	Elias Diamonds	1	0.16%	—
136	Zip Car Wash	1	0.15%	—

137	Go Health	1	0.15%	—
138	Popeyes	1	0.15%	—
139	Bojangles	1	0.14%	—
140	Granny's	1	0.14%	—
141	Valero	1	0.12%	—
142	Nothing Bundt Cakes	1	0.12%	—
143	Jimmy John's	1	0.11%	—
144	Dunkin Donuts	1	0.11%	—
145	Church's Chicken	1	0.11%	—
146	Falafel King	1	0.10%	—
147	Tropical Smoothie	1	0.10%	—
148	Firehouse Subs	1	0.09%	—
149	Auto Glass Now	1	0.06%	—
150	Miracle Ear	1	0.06%	—
151	Marquette Bank	1	0.05%	—
152	Regions Banks ATM	1	0.02%	Yes
153	By Gollys (2)	2	0.00%	—
154	PATH USA (2)	1	0.00%	—
155	Jaggers (2)	1	0.00%	—
156	Hair Palace (2)	1	0.00%	—
	Total Portfolio	327	100.00%

(1) Panda Express leases one property that is currently paying rent; the other Panda Express is under a new lease, and is excluded from ABR.

(2) Represents new leases where rent has not yet commenced and is excluded from ABR.

Diversification by Tenant Industry

The following chart shows a breakdown of our ABR by the tenant industries that comprised our portfolio as of March 31, 2026:

(in thousands, except for # of Leases, percentages, and Rent per Square Foot)

Industry	# of Leases	ABR	% of ABR	Square Feet	Rent per Square Foot
Medical and Dental Providers	53	$10,819	16.8%	329	$32.88
Quick Service Restaurants	62	$8,052	12.5%	174	$46.28
Other - Service	25	$7,870	12.3%	441	$17.85
Casual Dining	35	$6,699	10.4%	206	$32.52
Financial Institutions	25	$5,588	8.7%	134	$41.70
Cellular Stores	26	$4,112	6.4%	95	$43.28
Automotive Stores	32	$3,856	6.0%	194	$19.88
Fitness Operators	7	$3,340	5.2%	215	$15.53
Discount Retail	18	$2,704	4.2%	196	$13.80
Convenience Stores and Gas Stations	14	$2,485	3.9%	37	$67.16
Automotive Dealers	5	$2,281	3.6%	77	$29.62
Car Washes	9	$1,824	2.8%	33	$55.27
Home Improvement Stores	5	$1,689	2.6%	263	$6.42
Other - Necessity	6	$1,597	2.5%	295	$5.41
Pharmacies	4	$1,129	1.8%	52	$21.71
Professional Services	1	$173	0.3%	4	$43.25
Total	327	$64,218	100.0%	2,745	$23.39

Diversification by Geography

As of March 31, 2026, our properties were located in 36 U.S. states, with no single state exceeding 14.1% of our ABR. The following table sets forth information with respect to geographic diversification by state in our portfolio (based on ABR) as of March 31, 2026:

(in thousands, except for # of Properties, and percentages)

State	# of Properties	Square Feet	% of ABR
IL	36	358	14.1%
TX	25	160	8.6%
GA	22	157	7.1%
NC	16	191	5.8%
FL	15	149	5.4%
OH	22	127	4.6%
VA	15	90	4.4%
IN	16	81	4.2%
TN	12	95	4.1%
PA	8	145	3.9%
NY	8	242	3.3%
MI	10	68	2.9%
SC	10	87	2.8%
OK	11	60	2.7%
MO	8	49	2.5%
AL	9	40	2.3%
MN	7	72	2.3%
MD	6	43	2.2%
LA	5	52	2.1%
AZ	6	40	2.1%
KS	6	37	1.8%
MS	3	77	1.8%
KY	8	40	1.7%
ME	3	186	1.7%
NJ	7	40	1.4%
CT	2	5	0.7%
UT	2	22	0.5%
CO	2	10	0.5%
NE	2	20	0.5%
NV	1	4	0.4%
AR	1	3	0.3%
WI	1	10	0.3%
ID	1	6	0.3%
RI	1	1	0.3%
MA	1	2	0.2%
WV	1	1	0.2%
Total	309	2,770	100.0%

Property Acquisitions

Our acquisitions team presents potential transactions to the Real Estate Investment Committee for approval. The Real Estate Investment Committee is responsible for approving (i) the acquisition or disposition of any single property greater than $5.0 million, (ii) the acquisition of properties in the aggregate amount up to $150.0 million in any one calendar quarter, and (iii) the disposition of properties in an aggregate amount up to $30.0 million in any one calendar quarter, in each case, prior to consulting with our Board of Directors. Further, the Real Estate Investment Committee is responsible for recommending that the Board of Directors approve, (i) individual property acquisitions or dispositions that exceed $25.0 million in value, (ii) the acquisition of properties that exceed an aggregate amount of $150.0 million in any one calendar quarter and (iii) disposition of properties that exceed an aggregate amount of $30.0 million in any one calendar quarter.

Our Leases

Lease Maturity

Our portfolio was 98.7% leased as of March 31, 2026. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments received under our leases with our tenants. As of March 31, 2026, the ABR weighted average remaining term of our leases was approximately 7.3 years, excluding renewal options. As of March 31, 2026, no more than 10.7% of our rental revenue was derived from leases that expire in any single year prior to 2030.

Substantially all of our leases are net, meaning our tenants are generally obligated to pay customary operating expenses associated with the leased property (such as real estate taxes, insurance, maintenance, certain repairs and capital costs).

The following table presents certain information as of March 31, 2026 based on lease expirations by year.

(in thousands, except for percentages, Rent per Square Foot, and # of Leases)

Year	ABR	% of ABR	Square Feet	Rent per Square Foot	# of Leases
2026	$1,313	2.0%	39	$33.67	10
2027	$6,889	10.7%	379	$18.18	33
2028	$3,765	5.9%	135	$27.89	26
2029	$5,690	8.9%	187	$30.43	30
2030	$5,895	9.2%	179	$32.93	30
2031	$5,554	8.6%	188	$29.54	34
2032	$5,539	8.6%	410	$13.51	23
2033	$4,410	6.9%	164	$26.89	23
2034	$3,947	6.2%	175	$22.55	20
Thereafter	$21,216	33.0%	889	$23.87	98
Total	$64,218	100.0%	2,745	$23.39	327

We typically purchase properties that are subject to existing long-term net leases with a variety of remaining lease years (initial terms of 10 years or more at lease signing that often have renewal options as well). Substantially all of our leases are net leases, meaning our tenants are generally obligated to pay customary operating expenses associated with the leased property (such as real estate taxes, insurance, maintenance, and in many cases, certain repairs and capital costs, subject to caps and exclusions in leases). For the three months ended March 31, 2026, we incurred an aggregate of approximately $0.3 million of expenses not reimbursed or paid for by our tenants.

Approximately 97.5% of our leases (based on ABR) have rent escalations, including the option terms, and generally ranging from 1.0% to 3.0% annually.

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

Factors that Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include rental rates, lease renewals and occupancy, land values, acquisition volume, tenant growth, demand, expansion, construction costs, net-lease terms, market liquidity, financing arrangements and leverage, property dispositions, general and administrative expenses, inflation, interest rates, consumer confidence, the overall economic environment and the financial strength of our tenants. For a discussion of these factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that Affect Our Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

(unaudited, in thousands, except for percentages) For the three months ended March 31,	2026	2025	$	%
Revenues
Rental revenues	$17,976	$16,243	$1,733	11%
Interest income on mortgage loans	209	—	209	> 100%
Total revenues	18,185	16,243	1,942	12%
Operating expenses
Depreciation and amortization	7,672	7,814	(142)	(2)%
Property operating expenses	2,330	2,376	(46)	(2)%
General and administrative expenses	3,651	2,830	821	29%
Total operating expenses	13,653	13,020	633	5%
Other expenses (income)
Interest expense	4,213	4,497	(284)	(6)%
Gain on sale of real estate	(963)	(467)	(496)	> (100)%
Impairment loss	812	428	384	90%
Income taxes	70	102	(32)	(31)%
Total other expenses	4,132	4,560	(428)	(9)%
Net income (loss)	$400	$(1,337)	1,737	> 100%

Rental Revenues

(unaudited, in thousands, except for percentages) For the three months ended March 31,	2026	2025	$	%
Revenues:
Contractual rental amounts billed	$15,770	$15,020	$750	5%
Reimbursable income	2,067	1,659	408	25%
Percentage rent	34	34	—	0%
Other operating income	292	119	173	> 100%
Adjustment to recognize contractual rental amounts on a straight-line basis	434	122	312	> 100%
Above/below market lease amortization, net	(621)	(711)	90	13%
Total rental revenues	$17,976	$16,243	$1,733	11%

Rental revenues for the three months ended March 31, 2026 increased $1.7 million compared to March 31, 2025, due to improved occupancy and a stronger performing portfolio.

The $0.4 million increase in reimbursable income was mainly due to improved occupancy resulting in increased property expenses recovered from tenants during the three months ended March 31, 2026.

Other operating income includes termination fees, late fees and, other miscellaneous income. The $0.2 million increase in other operating income was attributable to lease termination fees received for certain properties during the three months ended March 31, 2026.

Interest income on mortgage loans receivable for the three months ended March 31, 2026 totaled $0.2 million. The increase relates to seller financing in connection with the sale of certain properties in 2025.

Operating Expenses

Depreciation and amortization

The $0.1 million decrease in depreciation and amortization for the three months ended March 31, 2026 mainly relates to a decrease in writeoffs of intangible lease assets related to vacancies.

Property operating expenses

Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance, and in many cases, certain repairs and capital costs.

The following table presents the non-reimbursable property operating expenses for the respective periods:

(unaudited, in thousands) For the three months ended March 31,	2026	2025
Real estate taxes	$1,663	$1,491
Other property operating expenses	667	885
Property operating expenses	2,330	2,376
Reimbursable income	(2,067)	(1,659)
Less: non-recurring items	—	(189)
Non-reimbursable property operating expenses	$263	$528

For the three months ended March 31, 2026, we incurred $0.3 million, in aggregate of expenses that were not tenant obligations, which includes property operating expenses incurred on vacant properties. For the three months ended March 31, 2025, we incurred $0.5 million in aggregate of expenses that were not tenant obligations, after adjusting for $0.2 million of non-recurring restructuring costs. The $0.2 million decrease in non-reimbursable property operating expenses was mainly attributable to improved occupancy.

General and administrative expenses

The $0.8 million increase in general and administrative expenses for the three months ended March 31, 2026 was primarily due to an increase of $0.4 million related to stock-based compensation and $0.2 million of increased professional fees and subscriptions entered into the later part of 2025. For the three months ended March 31, 2026, we also incurred an additional $0.2 million of non-recurring expenses mainly attributable to restructuring and legal fees related to non-recurring items.

Other expenses and income

Interest expense

Interest expense for the three months ended March 31, 2026 decreased $0.3 million compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in interest rates in 2026. As of March 31, 2026 and 2025, the weighted average interest rate was 4.81% and 5.62%, respectively.

Gain on sale of real estate

Gain on sale of real estate for the three months ended March 31, 2026 increased by $0.5 million compared to the three months ended March 31, 2025. During the three months ended March 31, 2026, we sold five properties at a net gain of approximately $1.0 million. During the three months ended March 31, 2025, we sold one property at a net gain of approximately $0.5 million.

Impairment loss

The following table presents the impairment for the respective periods:

(unaudited, in thousands, except number of properties) For the three months ended March 31,	2026	2025
Number of properties	4	1
Carrying value prior to impairment loss	$7,165	$6,504
Fair value	6,353	6,076
Impairment loss	$812	$428

During the three months ended March 31, 2026 and 2025, we recorded an impairment loss of $0.8 million relating to four properties and an impairment loss of $0.4 million relating to one property, respectively. The amount of impairment fluctuates each period based on existing facts and circumstances. The increase in impairment loss is primarily driven by the increased level of property dispositions. Vacant properties were sold to facilitate the redeployment of capital into income-producing assets.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including our ongoing commitments to repay debt, fund our operations, acquire properties, make distributions to our stockholders, and other general business needs.

Liquidity/REIT Requirements

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

We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances, net cash provided by operating activities, and borrowings under our Revolving Credit Facility and Term Loan or through the issuance of debt or equity instruments subject to market conditions and Company operating performance.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and to invest in additional revenue generating properties. Debt capital is provided through our Revolving Credit Facility and Term Loan. The Revolving Credit Facility and Term Loan both have three-year terms with an initial maturity of October 3, 2027, with two 12-month extensions which, if exercised, would extend the maturity until October 3, 2029, subject to certain conditions. The source and mix of our debt capital in the future will be impacted by market conditions. We plan to prudently balance our debt portfolio with a combination of fixed and floating rate debt and will evaluate opportunities to hedge certain interest rate risk where appropriate.

We expect to meet our long-term liquidity requirements primarily from borrowings under our Revolving Credit Facility and Term Loan, additional issuances of Series A Preferred Stock pursuant to the Investment Agreement (as defined below), any future debt and equity financings, and proceeds from limited sales of our properties. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets and the real estate market in general, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, market perceptions of the Company, our access to debt, equity or other capital instruments and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition-financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization.

Capital Resources

As a new publicly traded REIT, we plan to access the public equity markets to maintain an appropriate mix of debt and equity in line with our leverage policy, primarily through follow-on equity offerings and at-the-market common equity offering programs, subject to market conditions and Company operating performance. We anticipate that the net proceeds from any public offerings will be used to repay debt, fund acquisitions, and for other general corporate purposes.

On February 27, 2026, we established an at-the-market common equity offering program (“ATM Program”), through which we may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $75.0 million. As of March 31, 2026, we did not issue any shares of common stock under the ATM Program.

Financing Strategy

Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We may finance our operations and investments using a variety of methods, including available unrestricted cash balances, property operating revenue, proceeds from property dispositions, available borrowings under our Revolving Credit Facility and Term Loan, common and preferred stock issuances and debt securities issuances, including mortgage indebtedness and senior unsecured debt. We determine the amount of equity and debt financing to be used when acquiring an asset by evaluating our cost of equity capital, terms available in the credit markets (such as interest rate, repayment provisions and maturity) and our assessment of the particular asset’s risk.

We may issue common stock when we believe that our share price is at a level that allows the offering proceeds to be accretively invested into additional properties, to permanently finance properties that were financed by our Revolving Credit Facility or Term Loan, or to repay outstanding debt at or before maturity.

Stock Repurchase Program

In November 2025, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to $75.0 million of its outstanding common stock from time to time through November 10, 2026. The Company may make repurchases through open market transactions, block purchases, privately negotiated transactions or in such other manner in compliance with applicable securities laws and regulations. The manner, timing and amount of any repurchases will be based on an evaluation of business, market and other conditions, stock price, regulatory and contractual requirements, capital availability and other factors. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of March 31, 2026, no repurchases have been under the stock repurchase program.

Series A Convertible Preferred Stock

On November 12, 2025, the Company entered into an investment agreement (the “Investment Agreement”) with certain institutional investors pursuant to which the Company agreed to sell 750,000 shares of Series A Preferred Stock, at a price of $100 per share, for aggregate gross proceeds of $75.0 million. The sale of Series A Preferred Stock will occur in multiple tranches.

The Series A Preferred Stock accumulates cumulative dividends (“Regular Dividends”) at a rate (the “Regular Dividend Rate”) per annum equal to 6.75% on the liquidation preference thereof. The liquidation preference with respect to any share of Series A Preferred Stock is $100. The dividend rate will increase to 8% on the date that is four years after the last date on which the Series A Preferred Stock is issued pursuant to the Investment Agreement and will increase by an additional 2% on each subsequent anniversary thereafter up to a total of 12%. Regular dividends on the Series A Preferred Stock will be payable if, as and when authorized by the Company’s board of directors or any duly authorized committee thereof, to the extent not prohibited by law, quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Declared Regular Dividends will be payable solely in cash. In the event that any accumulated Regular Dividend is not authorized and paid on the applicable Regular Dividend payment date, then additional dividends (“Defaulted Regular Dividends”) will accumulate on the amount of such unpaid Regular Dividend, compounded quarterly at the Regular Dividend Rate.

Shares of the Series A Preferred Stock will be entitled to participate on an as-converted basis in any dividend declared and paid on (i) our common stock, subject to certain exceptions, which exceptions include a regular quarterly cash dividend that does not exceed 75% of AFFO per share for the applicable quarter, and (ii) the OP Units that is not also declared and paid as a dividend on the Series A Preferred Stock pursuant to clause (i). In addition, so long as any shares of Series A Preferred Stock remain outstanding, unless full Regular Dividends, including any Defaulted Regular Dividends thereon, have been declared and paid in cash, the Company will be prohibited from declaring or paying any dividends on any junior stock, OP Units or dividend parity stock, and the Company and its subsidiaries will be prohibited from repurchasing, redeeming or otherwise acquiring for value any junior stock or OP Units, in each case subject to certain exceptions.

For so long as any shares of the Series A Preferred Stock are outstanding, the affirmative vote of either (i) holders of Series A Preferred Stock and holders of each class or series of voting parity stock, if any, representing at least a majority of the combined outstanding voting power of the Series A Preferred Stock and such voting parity stock, if any, or (ii) Maewyn FVR II LP (the “Maewyn Purchaser”), will be required to (i) amend, modify or repeal any provision of the Company’s charter in a manner that adversely affects the special rights, preferences or voting powers of the Series A preferred stock, or (ii) (x) amend or modify the Company’s charter to authorize or create, or to increase the number of authorized shares of, any dividend parity stock, liquidation parity stock, dividend senior stock or liquidation senior stock or (y) authorize, create or issue any structurally senior equity at subsidiaries of the Company existing as of February 10, 2026, subject to certain exceptions. Until such time as the Maewyn Purchaser beneficially owns (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended) less than 3.5% of our common stock (including, for the avoidance of doubt, the number of shares of common stock that would be issuable upon the conversion of all outstanding shares of Series A Preferred Stock or the number of shares of common stock that would be issuable upon exercise of the Warrants, as applicable, held by the Maewyn Purchaser) on a fully diluted basis, any majority consent must include the Maewyn Purchaser.

Each holder of Series A Preferred Stock has the right, at its option, to convert its Series A Preferred Stock, in whole or in part, into shares of our common stock, at any time. The number of shares of common stock into which a share of Series A Preferred Stock will convert at any time will equal the then-effective conversion rate. The conversion rate of the Series A Preferred Stock is currently set at 5.88235 shares of common stock, based on an implied conversion price of $17.00 per share of common stock. In the event of a “change of control” where the per share consideration to be paid on our common stock (the “Change of Control Price”) is less than the then-effective conversion price, the conversion rate will be adjusted so that the number of shares of common stock into which a share of Series A Preferred Stock will convert will equal the liquidation preference divided by the Change of Control Price. The conversion rate is also subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. The conversion rate may not be adjusted prior to the receipt of stockholder approval if such adjustment would result in a conversion price less than the “minimum price” (as defined in the Articles Supplementary).

Subject to certain conditions described below, the Company may, at its option at any time that is two years after the last date on which the Series A Preferred Stock is issued pursuant to the Investment Agreement, convert the outstanding shares of Series A Preferred Stock, in whole or in part, into shares of common stock if, during the 30 consecutive trading days immediately preceding the date the Company notifies holders of the Series A Preferred Stock of the election to convert, the volume weighted average price of our common stock exceeds 117.5% of the conversion price. The Company will not exercise its right to mandatorily convert shares of Series A Preferred Stock unless certain liquidity conditions with regard to the shares of common stock to be issued upon such conversion are satisfied. The Company may, at its option, convert all of the outstanding shares of Series A Preferred Stock into shares of common stock in the event of a “change of control” transaction.

The Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time, subject to certain conditions, on or after the date that is three years after the last date on which the Series A Preferred Stock is issued pursuant to the Investment Agreement, at a cash redemption price per share equal to the (i) liquidation preference of such share plus (ii) accumulated and unpaid Regular Dividends, including any Defaulted Regular Dividends thereon, on such share to, but excluding the redemption date. In addition to the cash redemption price, the Company will issue a warrant to each holder (other than a Terminating Holder (as defined below)) representing the right to purchase, at an exercise price equal to the Series A Preferred Stock conversion price as of the business day before the redemption date, a number of shares of our common stock equal to the aggregate liquidation preference of the shares of Series A Preferred Stock to be redeemed divided by such conversion price.

If a Purchaser fails to cure any default of its obligation to purchase shares of Series A Preferred Stock pursuant to any subsequent funding request for a period of 30 calendar days following the date notice of the default is sent by the Company, such Purchaser, if it still holds shares of Series A Preferred Stock, or any holder that acquires shares of Series A Preferred Stock directly or indirectly from such Purchaser (such Purchaser or other holder, a “Terminating Holder”), will have 10 calendar days to elect to convert all of its outstanding shares of Series A Preferred Stock, after which time such Terminating Holder’s right to submit shares of Series A Preferred Stock will terminate. In addition, if such Terminating Holder does not elect to convert its shares of Series A Preferred Stock during such 10-day period, the Company will then have the option to redeem such Terminating Holder’s shares of Series A Preferred Stock at any time.

As of March 31, 2026, 250,000 shares of Series A Preferred Stock were issued.

Description of Existing Debt Outstanding

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

The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments and 0.25% per annum if average daily usage in such quarter is equal to or less than 50% of total revolving commitments. Borrowings under our Revolving Credit Facility bear interest at floating rates based on SOFR plus an applicable margin based on our leverage ratio that initially ranged between 1.20% and 1.75% per annum. On September 16, 2025, we amended the Revolving Credit Facility to remove the 10 basis points credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, we amended the Revolving Credit Facility to adjust the applicable margin based on our leverage ratio to range between 1.15% to 1.75% per annum. As of March 31, 2026, the applicable margin was 1.15%.

As of March 31, 2026, we had $136.0 million of available capacity under our Revolving Credit Facility.

Term Loan

Upon closing of our IPO, a group of lenders, including JPMorgan Chase Bank, N.A. as administrative agent, provided commitments for our Term Loan, allowing borrowings of up to $200.0 million. Our Term Loan has been fully drawn and has an initial maturity of October 2027 together with two 12-month extension options, at our election, subject to certain conditions including payment of a 0.125% fee on the aggregate outstanding principal amount of the Term Loan. Our Term Loan includes a ticking fee of 0.20% per annum on the average daily amount of unfunded term loan commitments.

Borrowings under our Term Loan bear interest at floating rates based on SOFR plus an applicable margin based on our leverage ratio that initially ranged between 1.20% and 1.75% per annum. On September 16, 2025, we amended the Term Loan to remove the 10 basis points credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, we amended the Term Loan to adjust the applicable margin based on our leverage ratio to range between 1.15% to 1.75% per annum. As of March 31, 2026, the applicable margin was 1.15%.

Covenants

We are subject to various covenants and financial reporting requirements pursuant to our Revolving Credit Facility and Term Loan. The table below summarizes the applicable financial covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. As of March 31, 2026, we believe we were in compliance with our covenants.

Covenants	Required
Total leverage ratio	≤ 60%
Adjusted EBITDA to fixed charges ratio	≥ 1.50 to 1.00
Secured leverage ratio	≤ 40%
Unencumbered NOI to unsecured interest expense ratio	≥ 1.75 to 1.00
Unsecured leverage ratio	≤ 60%
Tangible net worth	≥ 380,032

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2026. Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

(unaudited, in thousands)
Year of Maturity	Revolving Credit Facility (1)	Term Loan (1)	Interest Expense (2)	Dividend (3)	Commitments to Fund Investments (4)	Total
Remainder of 2026	$—	$—	$10,975	$6,402	$20,132	$37,509
2027	114,000	200,000	8,863	—	—	322,863
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
2030	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$114,000	$200,000	$19,838	$6,402	$20,132	$360,372
(1)
Our Revolving Credit Facility and Term Loan contain two 12-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the commitments.
(2)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2026. This amount includes the impact of interest rate swap agreements.
(3)
Amount includes dividends declared as of March 31, 2026 on our common stock, our Series A Convertible Preferred Stock and the OP Units.
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

On March 3, 2025, we entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk by converting a portion of our floating-rate debt to a fixed rate of 4.814%, including the applicable margin of 1.15% as of March 31, 2026, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

In the future, we may enter into additional interest rate swaps or other hedging arrangements. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

Cash Flows

Cash and cash equivalents totaled $9.3 million as of March 31, 2026, as compared to $3.3 million as of March 31, 2025. The table below shows information concerning cash flows for the three months ended March 31, 2026, and 2025:

	For the three month ended March 31,
(unaudited, in thousands)	2026	2025
Net cash provided by operating activities	$7,108	$8,101
Net cash used in investing activities	(25,744)	(47,285)
Net cash provided by financing activities	14,412	37,399
Net decrease in cash and cash equivalents during the period	$(4,224)	$(1,785)

The change in net cash provided by operating activities during the three months ended March 31, 2026 as compared to three months ended March 31, 2025 was mainly due to an increase of $1.4 million in cash revenues due to the increase in occupancy in our portfolio, offset by an increase of $0.8 million in general and administrative expenses as described above. The remainder of the change in net cash provided by operating activities relates to timing of payment of payables and accrued liabilities.

The change in net cash used in investing activities was due to 10 properties acquired and five properties sold during the three months ended March 31, 2026, compared to 17 properties acquired and one property sold during the three months ended March 31, 2025.

The increase in net cash provided by financing activities during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was mainly due to the net proceeds from issuance of Series A Preferred Stock of $23.9 million and proceeds from debt of $18.5 million, offset by $20.0 million in repayment of debt and distributions paid of $6.4 million. For the three months ended March 31, 2025, the Company drew $43.5 million of debt and paid $6.2 million of distributions.

Non-GAAP Financial Measures

Our reported results and net earnings per diluted share are presented in accordance with GAAP. We also disclose FFO, AFFO, EBITDA, EBITDAre, Adjusted EBITDAre, Annualized Adjusted EBITDAre, Adjusted NOI, Annualized Adjusted NOI, Adjusted Cash NOI, Annualized Adjusted Cash NOI, Net Debt, Adjusted Net Debt and Fixed Charge Coverage Ratio, each of which are non-GAAP measures. We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

We compute FFO in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. Our leases typically include cash rents that increase through lease escalations over the term of the lease. Our leases do not typically include significant front-loading or back-loading of payments, or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. To derive AFFO, we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash or non-recurring revenues and expenses, including, as applicable, straight-line rents, cost of debt extinguishments, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, realized gains or losses on foreign currency transactions, Internalization expenses, structuring and public company readiness costs, extraordinary items, and other specified non-cash items. We believe that such items are not indicative of operating performance and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

FFO is used by management, investors, and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers, primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We also use AFFO as a measure of our performance when we formulate corporate goals. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by one-time cash and non-cash revenues or expenses. FFO and AFFO may not be comparable to similarly titled measures employed by other REITs, and comparisons of our FFO and AFFO with the same or similar measures disclosed by other REITs may not be meaningful. FFO and AFFO should not be considered alternatives to net income as a performance measure or to cash flows from operations as a liquidity measure, and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

The following is a reconciliation of net income (loss) (which is the most comparable GAAP measure) to FFO and AFFO:

Reconciliation of net income (loss) to FFO and AFFO

	For the three months ended March 31,
(unaudited, in thousands, except share, per share amounts and percentages)	2026	2025
Net income (loss)	$400	$(1,337)
Less: Series A Convertible Preferred Stock dividends	(239)	—
Net income (loss) attributable to OP common unitholders	161	(1,337)
Depreciation and amortization (1)	7,672	7,814
Gain on sale of real estate	(963)	(467)
Impairment loss	812	428
Funds from Operations (“FFO”)	$7,682	$6,438
Straight-line rent adjustments	(434)	(122)
Amortization of financing transaction and discount costs	395	395
Amortization of above/below market lease intangibles	621	711
Stock-based compensation	1,061	615
Adjustment for structuring and public company readiness costs	—	201
Other non-recurring expenses (2)	165	—
Adjusted Funds from Operations (“AFFO”)	$9,490	$8,238

FFO per share	$0.27	$0.23
AFFO per share	$0.34	$0.30

Dividends per share	$0.215	$0.215
Dividends per share as a percentage of AFFO	63.2%	71.7%

Weighted average common shares outstanding, basic	22,279,016	17,319,742
Weighted average operating partnership units outstanding	5,599,015	10,503,084
Unvested restricted stock units and LTIP units (3)	186,055	—
Weighted average common shares outstanding, diluted (4)	28,064,086	27,822,826

(1)
Includes write-offs of intangibles of $0.3 million for the three months ended March 31, 2026.
(2)
Other non-recurring expenses include one-time legal expenses, deal pursuit costs and other non-recurring items.
(3)
Excludes unvested performance based LTIP awards that are contingently issuable.
(4)
Represents weighted average common shares outstanding, diluted, excluding any shares issuable upon conversion of the Company's Series A Convertible Preferred Stock.

We compute EBITDA as earnings before interest, income taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry. We believe that EBITDA provides investors and analysts with a measure of our performance that includes our operating results unaffected by the differences in capital structures, capital investment cycles and useful life of related assets compared to other companies in our industry. In 2017, Nareit issued a white paper recommending that companies that report EBITDA also report EBITDAre in financial reports. We compute EBITDAre in accordance with the definition adopted by Nareit. Nareit defines EBITDAre as EBITDA (as defined above) excluding gains (loss) from the sales of depreciable property and provisions for impairment on investment in real estate. We believe EBITDA and EBITDAre are useful to investors and analysts because they provide important supplemental information about our operating performance exclusive of certain non-cash and other costs.

EBITDA and EBITDAre are not measures of financial performance under GAAP, and our EBITDA and EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA and EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

We compute Adjusted EBITDAre as EBITDAre for the applicable quarter, as adjusted to (i) reflect all investment and disposition activity that took place during the applicable quarter as if each transaction had been completed on the first day of the quarter, (ii) exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, (iii) eliminate the impact of lease termination fees from certain of our tenants, and (iv) exclude non-cash stock-based compensation expense. Annualized Adjusted EBITDAre is calculated by multiplying Adjusted EBITDAre for the applicable quarter by four, which we believe provides a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter given the contractual nature of our long-term net leases. You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual EBITDAre for future periods may be significantly different from our Annualized Adjusted EBITDAre.

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

Adjusted Net Operating Income (“NOI”) and Adjusted Cash NOI are non-GAAP financial measures which we use to assess our operating results. We compute Adjusted NOI as Adjusted EBITDAre excluding general and administration expenses. We further adjust Adjusted NOI for non-cash revenue components of straight-line rent and other amortization expense to derive Adjusted Cash NOI. We believe Adjusted NOI and Adjusted Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level.

Adjusted NOI and Adjusted Cash NOI are not measurements of financial performance under GAAP and may not be comparable to similarly titled measures of other companies. You should not consider Adjusted NOI and Adjusted Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

Annualized Adjusted NOI is calculated by multiplying Adjusted NOI for the applicable quarter by four and Annualized Adjusted Cash NOI is calculated by multiplying Adjusted Cash NOI for the applicable quarter by four. We believe these annualized figures provide a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter given the contractual nature of our long-term net leases. You should not unduly rely on these measures as they are based on assumptions and estimates that may prove to be inaccurate. Our actual Adjusted NOI and Adjusted Cash NOI for future periods may be significantly different from our Annualized Adjusted NOI and Annualized Adjusted Cash NOI.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI:

Reconciliation of net income to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI

Three months ended March 31,
(unaudited, in thousands)	2026
Net income	400
Depreciation and amortization (1)	8,023
Interest expense	4,213
Income taxes	70
EBITDA	12,706
Gain on sale of real estate	(963)
Impairment loss	812
EBITDAre	12,555
Adjustments:
Current period investment activity (2)	362
Current period disposition activity (2)	(20)
Non-cash compensation expense	1,061
Exclude non-recurring expenses (3)	165
Exclude write-offs of amortization of intangibles	270
Adjusted EBITDAre	14,393
General and administrative, net of non-recurring	2,425
Adjusted Net Operating Income (“NOI”)	16,818
Straight-line rental revenue, net	(429)
Adjusted Cash NOI	16,389

Annualized Adjusted EBITDAre	57,572
Annualized Adjusted NOI	67,272
Annualized Adjusted Cash NOI	65,556

(1)
Includes amortization of above/below market lease intangibles of $0.6 million and excludes write-offs of intangibles of $0.3 million.
(2)
Reflects an adjustment to give effect to all investments and dispositions during the quarter as if they had been acquired or disposed as of the beginning of the period.
(3)
Reflects an adjustment to exclude non-recurring expenses including one-time legal expenses, deal pursuit costs and other non-recurring items.

Net Debt is a non-GAAP financial measure. We define Net Debt as our Gross Debt less cash and cash equivalents. We then adjust Net Debt by the undrawn Series A Preferred Stock to derive Adjusted Net Debt. The ratios of Net Debt to Annualized Adjusted EBITDAre and Adjusted Net Debt to Annualized Adjusted EBITDAre represent Net Debt and Adjusted Net Debt as of the end of the applicable period divided by Annualized Adjusted EBITDAre for the period, respectively. We believe that these ratios are useful to investors and analysts because they provide information about Gross Debt less cash and cash equivalents as well as Gross Debt less cash and cash equivalents and undrawn Series A Preferred Stock, which could be useful to repay debt.

The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt and Adjusted Net Debt, and presents the ratios of Net Debt to Annualized Adjusted EBITDAre and Adjusted Net Debt to Annualized Adjusted EBITDAre:

Reconciliation of total debt to Net Debt and Adjusted Net Debt and ratio of Net Debt to Annualized Adjusted EBITDAre and Adjusted Net Debt to Annualized Adjusted EBITDAre:

As of March 31,
(unaudited, in thousands)	2026
Debt
Term Loan	$200,000
Revolving Credit Facility	114,000
Gross Debt	314,000
Cash and cash equivalents	(9,294)
Net Debt	$304,706
Net value of undrawn Series A Convertible Preferred Stock	(50,000)
Adjusted Net Debt	$254,706

Leverage
Net Debt to Annualized Adjusted EBITDAre	5.3x
Adjusted Net Debt to Annualized Adjusted EBITDAre	4.4x

The Fixed Charge Ratio is the ratio of Annualized Adjusted EBITDAre to Annualized Fixed Charges. Fixed charges are computed for the applicable quarter on a consolidated basis as interest expense (excluding amortization of fees paid in cash and discounts and premiums on debt), plus regularly scheduled principal repayments of debt (excluding any balloon or similar payments), plus any preferred dividends payable in cash.

The Annualized Fixed Charges is calculated by multiplying fixed charges for the applicable quarter by four. We believe this ratio is useful to investors and analysts as it is used to evaluate our liquidity and ability to obtain financing.

The following table summarizes our fixed charges, and fixed charge coverage ratio:

As of March 31,
(unaudited, in thousands)	2026
Interest expense	$4,213
Non-cash interest	(395)
Preferred dividends	239
Fixed charges	4,057
Annualized fixed charges	16,228
Fixed Charge Coverage Ratio	3.5x

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on any floating-rate borrowings we make under our Revolving Credit Facility or Term Loan or other debt or other capital instruments that bear interest. Borrowings under our Revolving Credit Facility and Term Loan will bear interest at floating rates based on SOFR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, decrease or increase our net income and cash flow. During the year ended December 31, 2025, we entered into interest rate swap agreements to manage interest rate exposure on both the Term Loan and Revolving Credit Facility. Refer to the discussion in the Derivative Instruments and Hedging Activities section above for more details. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swaps to convert certain variable-rate debt to a fixed rate. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Refinancing of any of our debt instruments would also be subject to market conditions at the time of such refinancing and our operational performance, which could require principal paydowns and equity injections due to limited financing sources being available at the time.

As of March 31, 2026 and December 31, 2025, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk or other relevant market rates or prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended March 31, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Series A Convertible Preferred Stock

On February 10, 2026, we issued and sold an aggregate of 250,000 shares of our Series A Preferred Stock for $100.00 per share for gross proceeds of approximately $25.0 million to Maewyn FVR II LP, Rebound Investment, LP and Petrus Special Situations Fund, L.P. (collectively, the “Purchasers”). The shares of Series A Preferred Stock were issued pursuant to the Investment Agreement, dated November 12, 2025, by and among the Company and the Purchasers.

The issuance and sale of the 250,000 shares of our Series A Preferred Stock was exempt from registration in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.We relied on these exemptions from registration based in part on the nature of the transaction and the representations made by the Purchasers in the Investment Agreement.

Stock Repurchase Program

During the quarter ended March 31, 2026, we did not repurchase any shares of common stock pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

Certificate of Correction; Investment Agreement Amendment

On May 7, 2026, the Company filed with the State Department of Assessments and Taxation of the State of Maryland a Certificate of Correction (the “Certificate of Correction”) to its Articles Supplementary classifying its Series A Convertible Preferred Stock (the “Articles”) to correct certain cross-references and to correct the definition of “Stock Exchange Minimum Price.” In connection with the filing of the Certificate of Correction, the Company and the Purchasers entered into the First Amendment to Investment Agreement (the “Amendment”), dated May 6, 2026, which Amendment amends the form of Articles attached to the Investment Agreement to incorporate the corrections set forth in the Certificate of Correction, and makes certain conforming changes to the form of Warrant Agreement attached to the Investment Agreement.

The foregoing descriptions of the Certificate of Correction and the Amendment do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Certificate of Correction, a copy of which is filed herewith as Exhibit 3.3, and the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.8, each of which is incorporated herein by reference.

(c)

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

3.2	Articles Supplementary of FrontView REIT, Inc. (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K/A filed February 27, 2026 and incorporated herein by reference).
3.3*	Certificate of Correction to Articles Supplementary of FrontView REIT, Inc.
3.4	Amended and Restated Bylaws of FrontView REIT, Inc. (filed as Exhibit 3.2 to the Corporation's Registration Statement on Form S-11/A filed September 24, 2024 and incorporated herein by reference).
10.1

Amended and Restated Partnership Agreement of FrontView Operating Partnership LP, dated as of October 3, 2024 (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed October 7, 2024 and incorporated herein by reference).

10.2

First Amendment, dated February 10, 2026, to the Amended and Restated Partnership Agreement of FrontView Operating Partnership LP. (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K/A filed February 27,2026 and incorporated herein by reference).

10.3

Distribution Agreement, dated as of February 27, 2026, by and among FrontView REIT,Inc., FrontView Operating Partnership, and each of J.P. Morgan Securities LLC, JPMorgan Chase Bank, National Association, BofA Securities, Inc., Bank of America, N.A., B. Riley Securities, Inc., BTIG, LLC, Capital One Securities,Inc., Huntington Securities, Inc., Jefferies LLC, Mizuho Securities USA LLC, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Nomura Global Financial Products, Inc., RBC Capital Markets,LLC, Royal Bank of Canada, StoneX Financial Inc., Truist Securities, Inc., Truist Bank, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (filed as Exhibit 1.1 to the Corporation’s Current Report on Form 8-K filed February 27, 2026 and incorporated herein by reference).

10.4	Form of Master Forward Confirmation (filed as Exhibit 1.2 to the Corporation’s Current Report on Form 8-K filed February 27, 2026 and incorporated herein by reference).
10.5*+	Form of LTIP Unit Award Agreement (Non-Employee Directors).
10.6*+	Form of Time-Based LTIP Unit Award Agreement (Employees).
10.7*+	Form of Performance-Based LTIP Unit Award Agreement (Employees).
10.8*	First Amendment to Investment Agreement, dated May 6, 2026, by and among FrontView REIT, Inc. and Maewyn FVR II LP, Rebound Investment, LP, and Petrus Special Opportunities Fund, L.P.
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

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

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

FRONTVIEW REIT, INC.

Date: May 7, 2026	/s/ Stephen Preston
Stephen Preston
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2026	/s/ Pierre Revol
Pierre Revol
Chief Financial Officer (Principal Financial Officer)