Form 10-Q
period 2026-06-30
FrontView REIT, Inc.
filed 2026-08-06
CIK 1988494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

There were 24,455,953 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of August 4, 2026.

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

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Real estate held for investment, at cost
Land	$350,780	$329,478
Buildings and improvements	458,562	417,393
Total real estate held for investment, at cost	809,342	746,871
Less: accumulated depreciation	(54,356)	(48,204)
Real estate held for investment, net	754,986	698,667
Assets held for sale	7,979	12,493
Mortgage loans receivable	10,316	10,324
Cash and cash equivalents	6,001	13,518
Intangible lease assets, net	99,636	99,489
Other assets	21,444	19,952
Total assets	$900,362	$854,443
LIABILITIES AND EQUITY
Liabilities
Debt, net	$329,104	$314,251
Intangible lease liabilities, net	13,849	14,474
Accounts payable and accrued liabilities	28,786	32,494
Total liabilities	371,739	361,219
Equity
FrontView REIT, Inc. equity
Series A Convertible Preferred Stock, $0.01 par value 750,000 shares authorized, 250,000 shares issued and outstanding as of June 30, 2026 (liquidation preference $25,000)	3	—
Common stock, $0.01 par value 450,000,000 shares authorized, 23,650,757 and 22,111,165 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	236	221
Additional paid-in capital	471,987	420,024
Accumulated deficit	(37,161)	(28,149)
Accumulated other comprehensive income (loss)	2,257	(901)
Total FrontView REIT, Inc. equity	437,322	391,195
Non-controlling interests	91,301	102,029
Total equity	528,623	493,224
Total liabilities and equity	$900,362	$854,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenues	$17,809	$17,547	$35,785	$33,790
Interest income on mortgage loans	196	7	405	7
Total revenues	18,005	17,554	36,190	33,797
Operating expenses
Depreciation and amortization	8,229	9,466	15,901	17,271
Property operating expenses	2,273	2,714	4,603	5,090
General and administrative expenses	3,807	3,279	7,458	6,118
Total operating expenses	14,309	15,459	27,962	28,479
Other expenses (income)
Interest expense	4,191	4,647	8,404	9,144
Gain on sale of real estate	(2,262)	(1,194)	(3,225)	(1,661)
Impairment loss	156	2,978	968	3,406
Income taxes	94	194	164	296
Total other expenses	2,179	6,625	6,311	11,185
Net income (loss)	1,517	(4,530)	1,917	(5,867)
Net income (loss) attributable to non-controlling interests	285	(1,629)	365	(2,133)
Net income (loss) attributable to FrontView REIT, Inc.	1,232	(2,901)	1,552	(3,734)
Series A Convertible Preferred Stock dividends	(422)	—	(661)	—
Net income (loss) attributable to common stockholders	$810	$(2,901)	$891	$(3,734)
Weighted average number of common shares outstanding used in earnings per share
Basic	22,831,250	19,136,225	22,556,120	18,229,095
Diluted	23,114,693	19,136,225	22,870,767	18,229,095
Earnings per share attributable to common stockholders
Basic	$0.03	$(0.16)	$0.03	$(0.22)
Diluted	$0.03	$(0.16)	$0.03	$(0.22)

Comprehensive income (loss)
Net income (loss)	$1,517	$(4,530)	$1,917	$(5,867)
Other comprehensive income (loss)
Change in fair value of interest rate swaps	1,912	(1,332)	3,969	(1,511)
Realized loss on interest rate swaps	—	—	(50)	—
Comprehensive income (loss)	3,429	(5,862)	5,836	(7,378)
Comprehensive income (loss) attributable to non-controlling interests	643	(2,108)	1,126	(2,679)
Comprehensive income (loss) attributable to FrontView REIT, Inc.	$2,786	$(3,754)	$4,710	$(4,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balances, December 31, 2025	$—	$221	$420,024	$(28,149)	$(901)	$102,029	$493,224
Conversion of OP Units to shares of common stock	—	3	6,132	—	—	(6,135)	—
Issuance of 250,000 shares of Series A Convertible Preferred Stock	3	—	23,866	—	—	—	23,869
Stock-based compensation	—	—	1,061	—	—	—	1,061
Dividends and distributions declared to common stock and OP Units	—	—	—	(4,818)	—	(1,337)	(6,155)
Dividends declared to Series A Convertible Preferred Stock	—	—	—	(239)	—	—	(239)
Distributions declared to Preferred Units	—	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	—	(1,046)	—	—	1,046	—
Change in fair value of interest rate swaps	—	—	—	—	1,644	413	2,057
Realized loss on interest rate swaps	—	—	—	—	(40)	(10)	(50)
Net income	—	—	—	320	—	80	400
Balances, March 31, 2026	$3	$224	$450,037	$(32,886)	$703	$96,078	$514,159
Issuance of common stock in public offerings, net of issuance costs	—	9	17,155	—	—	—	17,164
Conversion of OP Units to shares of common stock	—	3	5,602	—	—	(5,605)	—
Stock-based compensation	—	—	13	—	—	642	655
Dividends and distributions declared to common stock and OP Units	—	—	—	(5,085)	—	(1,269)	(6,354)
Dividends declared to Series A Convertible Preferred Stock	—	—	—	(422)	—	—	(422)
Distributions declared to Preferred Units	—	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	—	(820)	—	—	820	—
Change in fair value of interest rate swaps	—	—	—	—	1,554	358	1,912
Net income	—	—	—	1,232	—	285	1,517
Balances, June 30, 2026	$3	$236	$471,987	$(37,161)	$2,257	$91,301	$528,623

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balances, December 31, 2024	$173	$331,482	$(6,834)	$—	$197,857	$522,678
Conversion of OP Units to shares of common stock	2	4,711	—	—	(4,713)	—
Stock-based compensation	—	615	—	—	—	615
Dividends and distributions declared to common stock and OP Units	—	—	(3,767)	—	(2,411)	(6,178)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(773)	—	—	773	—
Change in fair value of interest rate swaps	—	—	—	(112)	(67)	(179)
Net loss	—	—	(833)	—	(504)	(1,337)
Balances, March 31, 2025	$175	$336,035	$(11,434)	$(112)	$190,927	$515,591
Conversion of OP Units to shares of common stock	29	60,464	—	—	(60,493)	—
Stock-based compensation, net	—	200	—	—	—	200
Dividends and distributions declared to common stock and OP Units	—	—	(4,392)	—	(1,578)	(5,970)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(7,321)	—	—	7,321	—
Change in fair value of interest rate swaps	—	—	—	(853)	(479)	(1,332)
Net loss	—	—	(2,901)	—	(1,629)	(4,530)
Balances, June 30, 2025	$204	$389,378	$(18,727)	$(965)	$134,061	$503,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,917	$(5,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,901	17,288
Amortization of above/below market leases	1,078	1,652
Amortization of financing transaction and discount costs	795	795
Change in fair value on derivative instruments included in interest expense	(50)	—
Net cash received from derivative settlements	56	436
Non-cash rental revenue adjustments	(557)	(373)
Gain on sale of real estate	(3,225)	(1,661)
Stock-based compensation, net	1,716	815
Impairment loss	968	3,406
Changes in operating assets and liabilities:
Other assets	1,161	(1,420)
Accounts payable and accrued liabilities	(1,221)	2,288
Net cash provided by operating activities	18,539	17,359

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate held for investment	(93,174)	(67,924)
Net proceeds from sale of real estate	31,089	23,244
Net proceeds from expropriation	—	559
Deposits on real estate held for investment	159	694
Deferred leasing costs and other additions to real estate held for investment	(5,158)	(1,234)
Investment in mortgage loans receivable	—	(7,134)
Principal collections on mortgage loans receivable	8	—
Additions to other assets	(44)	—
Net cash used in investing activities	(67,120)	(51,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A Convertible Preferred Stock	23,869	—
Proceeds from issuance of common stock	17,164	—
Proceeds from debt	36,500	50,000
Repayment of debt	(22,000)	—
Deferred offering costs	(1,872)	—
Cash dividends paid to Series A Convertible Preferred Stock	(305)	—
Cash dividends paid to common stockholders	(9,572)	(7,604)
Cash distributions paid to Preferred Unit holders	(16)	(16)
Cash distributions paid to non-controlling interests	(2,704)	(4,675)
Net cash provided by financing activities	41,064	37,705
Net (decrease) increase in cash and cash equivalents during the period	(7,517)	3,269
Cash and cash equivalents, beginning of period	13,518	5,094
Cash and cash equivalents, end of period	$6,001	$8,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,015	$6,793
Non-cash disclosures of non-cash investing and financing activities:
Accrued real estate development and improvement costs	$4,610	$813
Accrued deferred leasing fees	$498	$109
Accrued deferred offering costs	$381	$—
Forfeited employee grant dividends	$2	$—
Conversion of OP Units to common stock and additional paid-in capital	$11,740	$65,206
Dividends and distributions payable	$6,710	$6,102
Reallocation of non-controlling interests	$1,866	$8,094

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

The Company is an umbrella partnership real estate investment trust (“UPREIT”) structure with a publicly-traded REIT and is an internally-managed net-lease REIT that acquires, owns and manages primarily properties with frontage that are net leased to a diversified group of tenants. The Company is differentiated by an investment approach focused on properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers. As of June 30, 2026, the Company owned a well-diversified portfolio of 316 properties with direct frontage across 35 U.S. states.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	June 30, 2026			December 31, 2025
	Shares of Common Stock	OP Units	Total Shares	Shares of Common Stock	OP Units	Total Shares
Ownership Interest	23,650,757	5,214,345	28,865,102	22,111,165	5,766,866	27,878,031
Percent Ownership of OP	81.9%	18.1%	100.0%	79.3%	20.7%	100.0%

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2026, which provide a more complete understanding of the Company's accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2026, and 2025 are not necessarily indicative of the results for the full year.

Generally, a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a voting interest entity in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affects its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. The Company has concluded that the OP is a VIE and consolidates its interest in the OP as the Company is deemed to be the primary beneficiary. The portion of the OP not owned by the Company is presented as non-controlling interests as of June 30, 2026 and December 31, 2025.

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

The following table summarizes the Company's impairment for the respective periods:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except number of properties)	2026	2025	2026	2025
Number of properties	2	11	4	11
Impairment loss	$156	$2,978	$968	$3,406

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

Earnings Per Share

Earnings per common share have been computed pursuant to the guidance in ASC 260, Earnings Per Share, which requires the classification of the Company's unvested RSUs, which contain rights to receive non-forfeitable dividends, and the Company's Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), which contains rights to receive participating dividends, as participating securities requiring the two-class method of computing earnings per share. The Series A Preferred Stock may participate in common dividends when Adjusted Funds from Operations (“AFFO”) per share, a non-GAAP financial measure, exceeds a certain threshold. For the three and six months ended June 30, 2026, the Series A Preferred Stock did not participate in common dividends.

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

Concentration of Credit Risk

During the three and six months ended June 30, 2026, and 2025, the Company had no individual tenants or common franchises that accounted for more than 10% of rental revenues, excluding lease termination fees.

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

The following table summarizes the carrying amount reported in the condensed consolidated balance sheets and the Company's estimate of the fair value of debt:

(in thousands)	June 30, 2026	December 31, 2025
Carrying amount	$330,000	$315,500
Fair value	329,990	315,656

The Company has financial instruments which include cash and cash equivalents, other assets, mortgage loans receivable, and accounts payable and accrued liabilities, which are carried at amortized cost and approximate their fair value unless otherwise noted.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026, and 2025, to present separate line items under revenue and to reclassify the amortization of software costs from general and administrative expenses to depreciation and amortization.

Subsequent Events

The Company evaluates subsequent events for disclosure in these condensed consolidated financial statements through the date of which these condensed consolidated financial statements were available to be issued.

Recently Adopted Accounting Pronouncements

As an emerging growth company, the Company has generally elected to use the extended transition period available to private companies for complying with new or revised accounting standards. The Company continually evaluates the recently issued accounting standards to assess their potential impact and ensure compliance.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU enhances annual and interim expense disclosures by requiring public business entities to provide additional information about certain expense categories included within income statement line items. The required disclosures include, in tabular format, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, for each relevant income statement line item. Expenses, gains and losses already required to be disclosed under existing GAAP must also be included, and any remaining amounts must be described qualitatively. The ASU also requires disclosure of total selling expenses and the entity’s definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact of adopting this ASU.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”. The ASU expands the eligibility of risk components for hedge designation, clarifies the presentation and disclosure requirements for hedging relationships, and simplifies the assessment of hedge effectiveness. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting this ASU, including any additional disclosure requirements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The ASU clarifies and improves certain aspects of interim financial reporting, including interim disclosure requirements and the application of recognition and measurement guidance during interim periods. For entities other than public business entities, the ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. The Company is currently evaluating the potential impact of adopting this ASU, including any additional disclosure requirements.

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

As of June 30, 2026 and December 31, 2025, the Company had a portfolio of 316 and 303 real estate properties, respectively. The average remaining lease term, excluding renewal options, for real estate properties owned by the Company as of June 30, 2026 and December 31, 2025 was approximately 6.9 years.

During the six months ended June 30, 2026, the Company acquired 27 properties for an aggregate purchase price (including acquisition costs) of $93.2 million. All of the properties acquired during the six months ended June 30, 2026, were leased at acquisition with an average remaining lease term of approximately 8.3 years. In addition, one property was replatted into two distinct properties.

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

The acquisitions were all accounted for as asset acquisitions. The Company allocated the purchase price of these properties to the fair values of the assets and liabilities assumed, which is summarized in the following table:

(in thousands)	June 30, 2026	December 31, 2025
Land	$25,725	$33,644
Buildings	51,933	71,455
Site improvements	5,014	7,178
Other assets	58	122
Intangible assets:
Above-market leases	3,248	2,560
In-place leases and origination costs	8,606	14,350
	94,584	129,309
Liabilities assumed:
Below-market leases intangible liabilities	(1,377)	(3,745)
Accounts payable and accrued liabilities	(33)	(145)
Purchase price (including acquisition costs)	$93,174	$125,419

During the six months ended June 30, 2026, the Company sold 15 real estate properties for $32.5 million. The Company received net proceeds of $31.1 million from the property sales, after paying closing costs of $1.4 million and recorded a gain on sale of $3.3 million. The aggregate cost and associated accumulated depreciation and amortization of the properties sold, at the date of sale, was $28.7 million and $0.9 million, respectively.

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

The depreciation expense on real estate held for investment was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation	$4,125	$3,692	$7,865	$7,350

The following table summarizes amounts reported as rental revenues on the accompanying condensed consolidated statements of operations and comprehensive income (loss):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Rental revenues:
Contractual rental amounts billed	$15,970	$15,518	$31,740	$30,538
Reimbursable income	2,042	2,441	4,109	4,100
Percentage rent	29	146	63	180
Other operating income	203	97	495	216
Adjustment to recognize contractual rental amounts on a straight-line basis	22	286	456	408
Above/below market lease amortization, net	(457)	(941)	(1,078)	(1,652)
Total rental revenues	$17,809	$17,547	$35,785	$33,790

Total estimated future minimum rents to be received under non-cancelable leases in effect as of June 30, 2026, are as follows:

(in thousands)	June 30, 2026
Remainder of 2026	$33,398
2027	64,035
2028	59,145
2029	54,523
2030	49,456
Thereafter	271,985
$532,542

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

4. MORTGAGE LOANS RECEIVABLE

In connection with the sales of certain real estate properties, the Company provided seller-financing to the acquirers. The loan-to-value (LTV) of the mortgage loans receivables range from 73.1% to 87.1% at the time of origination, and the interest rates and other terms and conditions were consistent with market standards. The Company recognized the full gain on sale of the properties in the amount of $0.4 million during the year ended December 31, 2025. Given the LTV's noted above, and that the mortgage loans receivable are fully collateralized by the underlying properties, no allowance for the mortgage loans receivable was recorded at June 30, 2026. Interest income associated with these mortgage loans receivable is recognized when earned.

The following is a summary of the Company's mortgage loans receivable portfolio as of June 30, 2026 and December 31, 2025:

(in thousands, except number of properties and percentages)
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Mortgage	I/O	1	7.9%	7.9%	11-Jun-2028	$1,734	$1,734
Mortgage	I/O	1	7.6%	8.1%	30-Jun-2029	5,400	5,400
Mortgage	I/O	1	8.0%	8.0%	25-Aug-2028	2,240	2,240
Mortgage	P + I	1	6.5%	6.5%	14-Dec-2030	942	950
Total mortgage loans receivables						$10,316	$10,324
(1)
I/O: Interest Only; P+I: Principal and Interest

5. INTANGIBLE ASSETS AND LIABILITIES

The following is a summary of intangible lease assets and liabilities and related accumulated amortization:

(in thousands) As of June 30, 2026	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$144,146	$75,899	$68,247
Above-market leases	52,358	27,588	24,770
Leasing fees	7,933	1,314	6,619
Total intangible lease assets	$204,437	$104,801	$99,636

Intangible lease liabilities:
Below-market leases	$27,887	$14,038	$13,849
Total intangible lease liabilities	$27,887	$14,038	$13,849

(in thousands) As of December 31, 2025	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$137,104	$68,185	$68,919
Above-market leases	48,151	24,001	24,150
Leasing fees	7,399	979	6,420
Total intangible lease assets	$192,654	$93,165	$99,489

Intangible lease liabilities:
Below-market leases	$27,140	$12,666	$14,474
Total intangible lease liabilities	$27,140	$12,666	$14,474

The amortization and net adjustment to rental revenue of intangible lease assets and liabilities was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization:
Amortization of in-place leases and leasing fees	$3,991	$5,674	$7,812	$9,724

Net adjustment to rental revenue:
Above-market and below-market leases	$457	$941	$1,078	$1,652

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2026 and December 31, 2025 by category are as follows:

Years remaining as at	June 30, 2026	December 31, 2025
In-place leases and origination costs	9.9	9.9
Above-market leases	6.4	7.3
Leasing fees	9.7	11.2
Below-market leases	10.5	11.0

The estimated future amortization expense for intangible lease assets, net of intangible lease liabilities, as of June 30, 2026 are as follows:

(in thousands)	In-place leases and origination costs	Above-market leases	Leasing fees	Below-market leases	Total
Remainder of 2026	$7,009	$2,631	$509	$(1,341)	$8,808
2027	11,757	4,698	712	(2,228)	14,939
2028	8,832	4,325	696	(1,395)	12,458
2029	7,220	3,752	675	(1,241)	10,406
2030	6,181	2,404	602	(1,103)	8,084
Thereafter	27,248	6,960	3,425	(6,541)	31,092
	$68,247	$24,770	$6,619	$(13,849)	$85,787

6. DEBT, NET

	As of June 30, 2026
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	SOFR + 1.15% *	$130,000
Term Loan	(b)	3-Oct-2027	SOFR + 1.15% *	200,000
Unamortized financing transaction costs, Term Loan				(896)
				$329,104

* The approximate SOFR rate at June 30, 2026 was 3.63%.

	As of December 31, 2025
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	SOFR + 1.15% **	$115,500
Term Loan	(b)	3-Oct-2027	SOFR + 1.15% **	200,000
Unamortized financing transaction costs, Term Loan				(1,249)
				$314,251

** The approximate SOFR rate at December 31, 2025 was 3.71%.

As of June 30, 2026 and December 31, 2025, the weighted average interest rate was 4.79% and 4.87%, respectively.

The aggregate principal repayment of the Company’s debt, excluding the unamortized financing transaction costs of $0.9 million, due in each of the years under the remaining term, are as follows:

(in thousands)	June 30, 2026
Remainder of 2026	$—
2027	330,000

(a)
Revolving Credit Facility

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank, N.A., which provides for an unsecured revolving line of credit of $250.0 million, including $20.0 million available for issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility has a three-year term expiring on October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of 0.125% fee on the aggregate outstanding amount of the revolving commitments. Borrowings under the Revolving Credit Facility bear interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio that initially ranged between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Revolving Credit Facility to remove the 10 bps credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Revolving Credit Facility to adjust the applicable margin based on the Company's leverage ratio to range between 1.15% and 1.75% per annum. As of June 30, 2026 and December 31, 2025, the applicable margin was 1.15%. The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments and 0.25% per annum if average daily usage in such quarter is equal to or less than 50% of total revolving commitments. The commitment fee is payable quarterly in arrears on the first day of each calendar quarter and is included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

(b)
Term Loan

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank N.A. as administrative agent that provided commitments for an unsecured term loan, allowing borrowings of up to $200.0 million (the “Term Loan”). The Term Loan has been fully drawn and has an initial maturity of October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of a 0.125% fee on the aggregate outstanding principal amount of the Term Loan. The Term Loan bears interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio that initially ranged between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Term Loan to remove the 10 bps credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Term Loan to adjust the applicable margin based on the Company's leverage ratio to range between 1.15% to 1.75% per annum. As of June 30, 2026 and December 31, 2025, the applicable margin was 1.15%.

Debt Covenants

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its Revolving Credit Facility and Term Loan agreements. These covenants require the Company to maintain certain financial ratios. If a default or event of default exists, either through default on payments or breach of covenants, the Company may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. As of June 30, 2026 and December 31, 2025, the Company believes it was in compliance with all of its loan covenants.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of June 30, 2026. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the condensed consolidated balance sheets at fair value.

Cash Flow Hedge

On March 3, 2025, the Company entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 4.814%, including the applicable margin of 1.15% as of June 30, 2026, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instruments due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2026 and 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

The Company expects a gain of $0.8 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) consisted of the following for the three and six months ended June 30, 2026 and 2025:

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(in thousands) Derivatives in Cash Flow Hedging Relationships	2026	2025		2026	2025
For the three months ended June 30
Interest rate swaps	$1,978	$1,332	Interest expense, net	$66	$334

For the six months ended June 30
Interest rate swaps	$4,025	$1,511	Interest expense, net	$56	$334

The table below shows the fair value and location of the derivatives recognized in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Derivative Assets
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps	Other assets	$2,542	$332

	Derivative Liabilities
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps	Accounts payable and accrued liabilities	$—	$(1,759)

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

Stock Repurchase Program

In November 2025, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to $75.0 million of its outstanding common stock from time to time through November 10, 2026. The Company may make repurchases through open market transactions, block purchases, privately negotiated transactions or in such other manner in compliance with applicable securities laws and regulations. The manner, timing and amount of any repurchases will be based on an evaluation of business, market and other conditions, stock price, regulatory and contractual requirements, capital availability and other factors. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of June 30, 2026, no repurchases were made under the stock repurchase program.

ATM Equity Offering Program

On February 27, 2026, the Company established an at-the-market common equity offering program (“ATM Program”) pursuant to which the Company may, from time to time, publicly offer and sell up to $75.0 million in aggregate of shares of common stock, par value $0.01 per share, through Wells Fargo Securities, LLC, as sales agent. The ATM Program includes a forward component that permits the Company to enter into forward sale agreements with Wells Fargo Bank, National Association, as forward purchaser (the “Forward Counterparty”). In June 2026, the Company sold 2,588,775 shares for gross proceeds of $50.5 million on the ATM Program at a gross price of $19.50 per share, of which 1,819,387 were sold as forward sale agreements as described below. During the quarter, the Company settled 898,983 shares, receiving net proceeds of $17.3 million. As of June 30, 2026, the Company has 1,689,792 shares left to be settled, worth $32.2 million in net proceeds.

Forward Sale Agreements

During June 2026, the Company entered into forward sale agreements with the Forward Counterparty (collectively, the “Forward Sale Agreements”) with respect to an aggregate of 1,819,387 shares of common stock at a weighted-average initial forward price of $19.2660 per share. Under each Forward Sale Agreement, the Forward Counterparty borrowed and sold shares of the Company’s common stock in the market to hedge its exposure. The Company did not receive any proceeds at the time the Forward Sale Agreements were executed. As of June 30, 2026, 1,689,792 shares remain unsettled under the Forward Sale Agreements. The Company may physically settle the Forward Sale Agreements (by the delivery of shares of common stock) and receive net proceeds from the sale of those shares on one or more settlement dates, which shall occur no later than June 11, 2027.

The weighted-average initial forward price of $19.2660 per share represents the volume-weighted average price at which the Forward Counterparty sold the borrowed shares ($19.50 per share), less the applicable selling commission. The forward price is subject to reduction on each Forward Price Reduction Date (June 30, September 30, and December 31, 2026, and March 31, 2027) by $0.215 per share, representing the per-share quarterly dividend declared on the Company’s common stock. As of June 30, 2026, the adjusted forward price is $19.08 per share, and estimated aggregate net proceeds upon full physical settlement are approximately $32.2 million.

Settlement

The Company may physically settle the Forward Sale Agreements (by the delivery of shares of common stock) and receive net proceeds from the sale of those shares on one or more settlement dates. The Company may also elect net share or cash settlement, subject to certain conditions; the Forward Counterparty does not have the right to require cash settlement. On June 30, 2026, the Company settled 129,595 shares for $2.5 million.

Accounting Treatment

The Company has evaluated the Forward Sale Agreements and concluded that they are not liabilities under ASC 480 and qualify for equity classification under the scope exception in ASC 815-40. Accordingly, the Forward Sale Agreements are classified as equity instruments and are not carried as derivative liabilities. No asset, liability, or separate equity amount is recognized for the Forward Sale Agreements prior to settlement. The unsettled position is disclosed in the notes to the financial statements as addressed in the Forward Sale Agreements note above. Upon physical settlement, the Company will record the shares issued and the net proceeds received as an increase to common stock (at par) and Additional Paid-In Capital, net of deferred offering costs.

Earnings Per Share

The Forward Sale Agreements are excluded from basic earnings per share because the underlying shares are not issued and outstanding during the unsettled period. For diluted earnings per share, the treasury stock method is applied, and the dilutive effect, if any, is reflected in the diluted weighted-average shares outstanding reconciliation.

Dividends

During the six months ended June 30, 2026, the Board of Directors approved the following common stock and OP Unit quarterly dividends:

(in thousands, except per share amounts)
For the six months ended June 30, 2026
Declaration Date	Dividend per Share	Record Date	Total Amount (1)	Payment Date
24-Feb-2026	$0.215	31-Mar-2026	$6,155	15-Apr-2026
5-May-2026	0.215	30-Jun-2026	6,354	15-Jul-2026
	$0.430		$12,509
(1)
Amount includes dividends for RSUs and LTIP Units to the extent entitled.

During the six months ended June 30, 2025, the Board of Directors approved the following common stock and OP Unit quarterly dividends:

(in thousands, except per share amounts)
For the six months ended June 30, 2025
Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
18-Mar-2025	$0.215	31-Mar-2025	$6,178	15-Apr-2025
13-May-2025	0.215	30-Jun-2025	6,102	15-Jul-2025
	$0.430		$12,280

9. SERIES A CONVERTIBLE PREFERRED STOCK

In November 2025, the Company entered into an investment agreement with certain institutional investors pursuant to which the Company agreed to sell 750,000 shares of Series A Preferred Stock, at a price of $100.00 per share, for gross proceeds of $75.0 million (the “Investment Agreement”).The sale of Series A Preferred Stock will occur in multiple tranches, from time to time, at any time until November 12, 2026.

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

As of June 30, 2026, 250,000 shares of Series A Preferred Stock were issued.

Series A Preferred Stock Dividends

During the three months ended March 31, 2026, the Board of Directors approved a quarterly dividend on each share of Series A Preferred Stock outstanding as of March 31, 2026, to be paid on April 15, 2026, to holders of record as of March 31, 2026. On April 15, 2026, the Company paid such quarterly dividend in an aggregate amount of $0.3 million.

During the three months ended June 30, 2026, the Board of Directors approved a quarterly dividend on each share of Series A Preferred Stock outstanding as of June 30, 2026, to be paid on July 15, 2026, to holders of record as of June 30, 2026. On July 15, 2026, the Company paid such quarterly dividend in an aggregate amount of $0.4 million.

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

For the three months ended June 30, 2026 and 2025, there were 255,565 OP Units and 2,898,389 OP Units redeemed, respectively, which the Company settled by issuing 255,565 and 2,898,389 shares of common stock, respectively.

For the six months ended June 30, 2026 and 2025, there were 552,521 OP Units and 3,127,589 OP Units redeemed, respectively, which the Company settled by issuing 552,521 and 3,127,589 shares of common stock, respectively.

11. STOCK-BASED COMPENSATION

RSUs

During the three months ended June 30, 2026 and 2025, 39,475 and 11,844 RSUs vested and settled in shares of common stock, respectively. During the six months ended June 30, 2026, and 2025, 113,041 and 11,844 RSUs vested and settled in shares of common stock, respectively. Of the 113,041 RSUs vested and settled, 24,953 shares of common stock, valued at $0.4 million, were withheld to pay applicable required employee statutory withholding taxes on the vesting date.

The total amount of stock-based compensation expense recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $0.7 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. The total amount of stock-based compensation expense recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $1.5 million and $0.8 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026 and 2025, the remaining unamortized stock-based compensation expense totaled $6.9 million and $7.9 million, respectively, and these awards are expected to be recognized over a remaining weighted average period of 1.6 years and 2.1 years, respectively. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

The following table presents information about the Company's RSU activity:

	For the six months ended June 30, 2026
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of beginning of period	591	$15.42
Granted during the period	41	16.75
Vested during the period	(113)	12.54
Forfeited during the period	(3)	14.57
Unvested RSU grants outstanding as of end of period	516	$16.16

LTIPs

During the three and six months ended June 30, 2026, the Company granted LTIP Units to certain employees and non-employee directors under the Equity and Incentive Plan. Each LTIP Unit may be converted into one OP Unit upon satisfaction of vesting and other conditions set forth in the applicable award agreement and the OP Agreement, including the requirement that the holder’s capital account balance per LTIP Unit equal the capital account balance per OP Unit.

Time-Based LTIP Units

During the three and six months ended June 30, 2026, 23,675 and 145,619 LTIP Units respectively, were granted to directors and officers of the Company under the Equity Incentive Plan, pursuant to time-based LTIP Unit award agreements (the “Time-Based LTIP Units”). The Time-Based LTIP Units vesting terms of these grants are specific to the individual grant, with a maximum term of 4 years, and are subject to the holder's continued service through the applicable vesting dates and the terms of the individual award agreements. Holders are entitled to receive distributions on Time-Based LTIP Units in an amount per unit equal to the distributions payable per OP Unit from the grant date. The grant date fair value of Time-Based LTIP Units was based on the 5-day volume weighted average price per share of the Company's common stock on the grant date.

The following table presents information about the Company’s Time-Based LTIP Unit activity:

	For the six months ended June 30, 2026
(in thousands, except per share amounts)	Number of LTIP Units	Weighted Average Grant Date Fair Value per Unit
Unvested Time-Based LTIP Units at beginning of period	—	$—
Granted during the period	146	16.26
Vested during the period	—	—
Forfeited during the period	—	—
Unvested Time-Based LTIP Units as of end of period	146	$16.26

During the three and six months ended June 30, 2026, the Company recognized $0.2 million of compensation cost related to the Time-Based LTIP Units in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, there was $2.1 million of unrecognized compensation cost related to unvested Time-Based LTIP Units, which is expected to be recognized over a weighted average period of 1.6 years.

Performance-Based LTIP Units

During the six months ended June 30, 2026, 268,257 performance-based LTIP Units (at maximum) were granted to officers of the Company under the Equity Incentive Plan, pursuant to performance-based LTIP Unit award agreements (the “Performance-Based LTIP Units”). Performance-Based LTIP Units are subject to a three-year performance period, with the number of units earned (up to a maximum of 225% of the target number) determined based on the Company’s total shareholder return (“TSR”) relative to the MSCI US REIT Index and a defined peer group over the performance period. Earned percentages range from 0% to 225% of the target number of units, with 100% earned upon achievement of the 50th percentile TSR rank.

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

During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.4 million, respectively, of compensation cost in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the Performance-Based LTIP Units. As of June 30, 2026, there was $2.4 million of unrecognized compensation cost related to unvested Performance-Based LTIP Units, which is expected to be recognized over a weighted average period of 1.7 years.

The following table presents information about the Company’s Performance-Based LTIP Unit activity:

	For the six months ended June 30, 2026
(in thousands, except per share amounts)	Number of LTIP Units	Weighted Average Grant Date Fair Value per Unit
Unvested Performance-Based LTIP Units at beginning of period	—	$—
Granted during the period	268	10.53
Vested during the period	—	—
Forfeited during the period	—	—
Unvested Performance-Based LTIP Units as of end of period	268	$10.53

12. EARNINGS PER SHARE

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$810	$(2,901)	$891	$(3,734)
Less: Income attributable to unvested restricted shares	(127)	(118)	(256)	(314)
Net income (loss) attributable to common shares, basic and diluted	$683	$(3,019)	$635	$(4,048)

Denominator:
Weighted average common shares outstanding used in earnings per share, basic	22,831,250	19,136,225	22,556,120	18,229,095
Effect of dilutive shares for diluted net income per common share:
Unvested LTIP Units	283,443	—	314,647	—
Weighted average common shares outstanding used in earnings per share, diluted	23,114,693	19,136,225	22,870,767	18,229,095

Net income (loss) available to common stockholders per common share, basic	$0.03	$(0.16)	$0.03	$(0.22)
Net income (loss) available to common stockholders per common share, diluted	$0.03	$(0.16)	$0.03	$(0.22)

The following summarizes the number of OP Units and unsettled shares under Forward Sale Agreements that were anti-dilutive and not included in the computation of diluted earnings per share, for the periods presented:

	As of June 30,
	2026	2025
OP Units	5,214,345	7,404,574
Unsettled shares under Forward Sale Agreements	1,689,792	—

13. OTHER ASSETS

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable, net	$1,632	$2,944
Deferred rent receivables	10,046	9,590
Fair value of interest rate swaps	2,542	332
Deferred offering costs	3,004	2,180
Deferred financing transaction costs, net	1,120	1,562
Prepaid expenses and other assets	3,100	3,344
Total other assets	$21,444	$19,952

14. RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2026, the Company incurred outsourcing service fees of less than $0.1 million.

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

As of June 30, 2026, the Company did not have any material commitments that could not be funded for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

16. SUBSEQUENT EVENTS

The Company identified the following events subsequent to June 30, 2026 that are not recognized in the accompanying condensed consolidated financial statements:

(a)
On July 15, 2026, the Company and the OP paid dividends on the common stock and the Series A Preferred Stock and distributions on the OP Units, in the aggregate amount of $6.8 million.
(b)
On August 5, 2026, the Board of Directors approved a (i) quarterly dividend of $0.215 per share on the Company's common stock and (ii) quarterly distribution of $0.215 per unit on OP Units for the quarter ended September 30, 2026, which will be payable on or before October 15, 2026 to stockholders and unitholders of record as of September 30, 2026. The Board of Directors also authorized a regular quarterly dividend on the Series A Preferred Stock, which will be payable in cash on October 15, 2026 to holders of record as of September 30, 2026.

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

As of June 30, 2026, FrontView owned a diversified portfolio of 316 direct frontage properties across 35 U.S. states, leased primarily to service and necessity based tenants across 16 industries, including medical and dental providers, quick-service and casual dining restaurants, financial institutions, cellular retailers, automotive-related, fitness, and general retail, along with several other diversified industries.

As of June 30, 2026, we had total debt of $330.0 million, Net Debt of $324.0 million, Net Debt to Annualized Adjusted EBITDAre ratio of 5.4x and a Fixed Charge Coverage Ratio of 3.6x. Net Debt, Annualized Adjusted EBITDAre and Fixed Charge Coverage Ratio are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Our Real Estate Investment Portfolio

To achieve an appropriate risk-adjusted return, we seek to maintain a highly diversified portfolio of properties located in prominent areas with direct frontage on high-traffic roads that are visible to consumers. We aim to ensure diversity across geographic locations, tenants, and brands, and to enable cross-diversification within each category. We discuss below our portfolio diversification based on several different metrics and information provided as of June 30, 2026.

Diversification by Tenant Brand

We typically seek tenants that operate service-oriented businesses, such as medical and dental providers, quick-service and casual dining restaurants, financial institutions, cellular retailers, automotive related, fitness, and general retail along with several other diversified industries.

As of June 30, 2026, our properties were occupied by 336 leases that operated 165 different brands, with no single tenant brand accounting for more than 2.6% of our ABR.

The following table sets forth information with respect to all of our tenant brands (based on ABR) as of June 30, 2026:

#	Tenant Concepts	# of Leases	% of ABR
1	Verizon	9	2.6%
2	Raising Canes	6	2.2%
3	LA Fitness	3	2.1%
4	Dick's	1	2.1%
5	Fast Pace Urgent Care	7	2.0%
6	Oak Street Health	6	2.0%
7	IHOP	7	1.8%
8	Mammoth Car Wash	6	1.8%
9	Bank of America	5	1.8%
10	Range USA	3	1.8%
11	Dollar Tree	8	1.7%
12	LA-Z-Boy	3	1.7%
13	Adams Auto Group	2	1.6%
14	PNC Bank	6	1.6%
15	AT&T	6	1.6%
16	T-Mobile	9	1.6%
17	Chili's	3	1.5%
18	Aspen Dental	7	1.4%
19	Wells Fargo	3	1.3%
20	Giant Eagle	1	1.3%
21	St. Joseph Hospice	2	1.3%
22	Heartland Dental	5	1.2%
23	Advance Auto Parts	7	1.2%
24	Wendy's	6	1.1%
25	Lowe's Home Improvement	1	1.1%
26	Academy Sports	1	1.1%

27	Charles Schwab	1	1.1%
28	VASA Fitness	1	1.1%
29	Parachute Plasma	2	1.0%
30	WSS	2	1.0%
31	Take 5 Oil Change	6	1.0%
32	Wellnow	4	0.9%
33	Walmart	1	0.9%
34	Jared	3	0.9%
35	Best Buy	1	0.9%
36	Andy's Frozen Custard	4	0.9%
37	Burger King	4	0.9%
38	Edge Fitness	1	0.9%
39	Chase Bank	3	0.9%
40	Floor & Decor	1	0.9%
41	Applebee's	3	0.9%
42	Walgreens	2	0.9%
43	Chipotle	5	0.9%
44	Buffalo Wild Wings	2	0.8%
45	Stop & Shop Gas	3	0.8%
46	CVS	2	0.8%
47	Dollar General	4	0.8%
48	Hawaiian Bros	2	0.8%
49	Starbucks	5	0.8%
50	Action Behavior Centers	2	0.7%
51	Avis	1	0.7%
52	Chuy's Mexican	2	0.7%
53	Texas Roadhouse	2	0.7%
54	Exxon	2	0.7%
55	AutoSavvy	1	0.7%
56	Physicians Immediate Care	2	0.6%
57	Jiffy Lube	3	0.6%
58	O'Reilly Auto Parts	4	0.6%
59	Harbor Freight	2	0.6%
60	AutoZone	3	0.6%
61	WellMed	1	0.6%
62	Planet Fitness	1	0.6%
63	7 Brew	3	0.5%
64	Sleep Number	2	0.5%
65	Circle K	2	0.5%
66	PetSmart	1	0.5%
67	Fulton Bank	1	0.5%
68	FitzMark	1	0.5%
69	Longhorn Steakhouse	2	0.5%
70	KEDPlasma	1	0.5%
71	Stanton Optical	2	0.5%
72	Saver's	1	0.5%
73	Panera Bread	2	0.5%
74	Miller's Ale House	1	0.5%
75	Trinity Medical Center	1	0.5%
76	Ted's Café Escondido	1	0.5%
77	Xfinity	2	0.5%
78	Taco Bell	2	0.4%
79	Grifols	1	0.4%
80	Sonic	3	0.4%
81	Saltgrass Steakhouse	1	0.4%

82	McAlister's Deli	2	0.4%
83	7-Eleven	2	0.4%
84	Amazon	1	0.4%
85	Byrider	1	0.4%
86	Mattress Firm	2	0.4%
87	Diamonds Direct	1	0.4%
88	Arby's	2	0.4%
89	Quick Clean Carwash	1	0.4%
90	Caliber Collision	1	0.4%
91	Caliber Car Wash	1	0.4%
92	Delta Community Credit Union	1	0.4%
93	Southern Immediate Urgent Care	1	0.4%
94	Chuck E Cheese	1	0.4%
95	Rise	1	0.4%
96	BP	1	0.4%
97	La Petite Academy	1	0.3%
98	Big Blue Swim School	1	0.3%
99	Meineke	2	0.3%
100	Pizza Hut	2	0.3%
101	UTMB Health	1	0.3%
102	Michigan Road Animal Hospital	1	0.3%
103	Skechers	1	0.3%
104	Slim Chickens	1	0.3%
105	Sherwin Williams	2	0.3%
106	Valvoline	2	0.3%
107	Hook & Reel	1	0.3%
108	Marathon Veterinarian Hospital	1	0.3%
109	Olive Garden	1	0.3%
110	Mavis Discount Tire	1	0.3%
111	Hops N Drops	1	0.3%
112	Trophy Fuel & Wash	1	0.3%
113	City Barbeque	1	0.3%
114	Citizens Bank	1	0.3%
115	AMERA Gas Station	1	0.3%
116	Roots Oil	1	0.3%
117	H&R Block	1	0.3%
118	National Tire & Battery	1	0.3%
119	pOpshelf	1	0.2%
120	HTeaO	2	0.2%
121	Hooters	1	0.2%
122	Express Oil	1	0.2%
123	Wing Daddy’s	1	0.2%
124	American Family Care	1	0.2%
125	Consumers Credit Union	1	0.2%
126	Strickland Brothers	1	0.2%
127	Banner Health	1	0.2%
128	Aaron's	1	0.2%
129	BMO	1	0.2%
130	MedExpress Urgent Care	1	0.2%
131	Republic Bank	1	0.2%
132	Sage Dental	1	0.2%
133	Caribou Coffee	1	0.2%
134	McDonalds	1	0.2%
135	Long John Silvers	1	0.2%
136	PEP Boys	1	0.2%

137	Tumbleweed, Inc.	1	0.2%
138	Panda Express (1)	2	0.2%
139	Urgent Team	1	0.2%
140	America's Best	1	0.2%
141	Chicken Salad Chick	1	0.2%
142	MOD Pizza	1	0.2%
143	Elias Diamonds	1	0.2%
144	Zip Car Wash	1	0.1%
145	Go Health	1	0.1%
146	Popeyes	1	0.1%
147	Bojangles	1	0.1%
148	Granny's	1	0.1%
149	Valero	1	0.1%
150	Nothing Bundt Cakes	1	0.1%
151	Jimmy John's	1	0.1%
152	Dunkin Donuts	1	0.1%
153	Church's Chicken	1	0.1%
154	Falafel King	1	0.1%
155	Tropical Smoothie	1	0.1%
156	Firehouse Subs	1	0.1%
157	Tutti Frutti	1	0.1%
158	Auto Glass Now	1	0.1%
159	Miracle Ear	1	0.1%
160	Marquette Bank	1	0.0%
161	Regions Banks ATM	1	0.0%
162	By Gollys (2)	2	0.0%
163	Hair Palace (2)	1	0.0%
164	PATH USA (2)	1	0.0%
165	Jaggers (2)	1	0.0%
	Total Portfolio	336	100.0%
(1)
Panda Express leases one property that is currently paying rent; the other Panda Express is under a new lease, and is excluded from ABR.
(2)
Represents new leases where rent has not yet commenced and is excluded from ABR.

Diversification by Tenant Industry

The following chart shows a breakdown of our ABR by the tenant industries that comprised our portfolio as of June 30, 2026:

(in thousands, except for # of Leases, percentages, and Rent per Square Foot)

Industry	# of Leases	ABR	% of ABR	Square Feet	Rent per Square Foot
Medical and Dental Providers	53	$10,584	15.8%	329	$32.20
Quick Service Restaurants	68	$8,980	13.4%	190	$47.12
Other - Service	24	$7,842	11.7%	420	$18.64
Casual Dining	34	$6,639	9.9%	204	$32.57
Financial Institutions	26	$5,690	8.5%	164	$34.63
Automotive Stores	34	$4,158	6.2%	201	$20.68
Cellular Stores	26	$4,150	6.2%	95	$43.69
Other - Necessity	12	$3,713	5.6%	421	$8.83
Fitness Operators	7	$3,339	5.0%	215	$15.52
Convenience Stores and Gas Stations	14	$2,485	3.7%	37	$67.49
Automotive Dealers	5	$2,282	3.4%	77	$29.73
Discount Retail	14	$2,209	3.3%	168	$13.10
Car Washes	9	$1,837	2.8%	33	$56.24
Home Improvement Stores	5	$1,689	2.5%	263	$6.43
Pharmacies	4	$1,129	1.7%	52	$21.91
Professional Services	1	$173	0.3%	4	$42.35
Total	336	$66,899	100.0%	2,873	$23.28

Diversification by Geography

As of June 30, 2026, our properties were located in 35 U.S. states, with no single state exceeding 12.9% of our ABR. The following table sets forth information with respect to geographic diversification by state in our portfolio (based on ABR) as of June 30, 2026:

(in thousands, except for # of Properties, and percentages)

State	# of Properties	Square Feet	% of ABR
IL	34	325	12.9%
TX	28	194	9.4%
OH	24	203	6.1%
GA	23	160	7.0%
FL	19	165	6.0%
NC	16	191	6.0%
IN	15	81	3.8%
VA	15	90	4.3%
TN	12	95	3.9%
MI	11	72	2.8%
SC	10	87	2.7%
OK	10	50	2.4%
MO	9	53	2.8%
AL	9	40	2.2%
NY	8	259	3.4%
PA	8	145	3.8%
MD	7	53	2.5%
NJ	7	40	1.3%
KY	7	35	1.4%
KS	7	41	2.1%
MN	7	72	2.2%
AZ	6	40	2.0%
LA	5	52	2.1%
MS	3	77	1.7%
ME	3	186	1.6%
UT	2	22	0.5%
CO	2	9	0.5%
CT	2	5	0.7%
WV	1	1	0.2%
WI	1	31	0.2%
NV	1	4	0.4%
AR	1	3	0.3%
MA	1	2	0.2%
ID	1	6	0.3%
RI	1	1	0.3%
Total	316	2,890	100.0%

Property Acquisitions

Our acquisitions team presents potential transactions to the Real Estate Investment Committee for approval. The Real Estate Investment Committee is responsible for approving (i) the acquisition or disposition of any single property or capital entering into or exiting a single joint-venture in an amount greater than $5.0 million, (ii) the acquisition of real properties and capital entering into multiple joint-ventures in the aggregate amount up to $150.0 million in any one calendar quarter, and (iii) the disposition of real properties and capital exiting multiple joint-ventures in an aggregate amount up to $30.0 million in any one calendar quarter, in each case, prior to consulting with our Board of Directors. Further, the Real Estate Investment Committee is responsible for recommending that the Board of Directors approve, (i) individual property acquisitions or dispositions or capital entering into or exiting a single joint-venture in an amount that exceeds $25.0 million in value, (ii) the acquisition of properties and capital entering into multiple joint-ventures that exceeds an aggregate amount of $150.0 million in any one calendar quarter and (iii) disposition of properties and capital exiting multiple joint-ventures that exceeds an aggregate amount of $30.0 million in any one calendar quarter.

Our Leases

Lease Maturity

Our portfolio was 99.4% leased as of June 30, 2026. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments received under our leases with our tenants. As of June 30, 2026, the ABR weighted average remaining term of our leases was approximately 7.1 years, excluding renewal options. As of June 30, 2026, no more than 8.7% of our rental revenue was derived from leases that expire in any single year prior to 2030.

Substantially all of our leases are net, meaning our tenants are generally obligated to pay customary operating expenses associated with the leased property (such as real estate taxes, insurance, maintenance, certain repairs and capital costs).

The following table presents certain information as of June 30, 2026 based on lease expirations by year.

(in thousands, except for percentages, Rent per Square Foot, and # of Leases)

Year	ABR	% of ABR	Square Feet	Rent per Square Foot	# of Leases
2026	$990	1.5%	28	$35.36	8
2027	$5,833	8.7%	311	$18.76	29
2028	$5,032	7.5%	215	$23.40	30
2029	$5,593	8.4%	185	$30.23	29
2030	$6,230	9.3%	188	$33.14	32
2031	$5,778	8.6%	192	$30.09	35
2032	$6,713	10.0%	501	$13.40	27
2033	$4,799	7.2%	176	$27.27	25
2034	$4,046	6.1%	170	$23.80	20
Thereafter	$21,885	32.7%	907	$24.13	101
Total	$66,899	100.0%	2,873	$23.28	336

We typically purchase properties that are subject to existing long-term net leases with a variety of remaining lease years (initial terms of 10 years or more at lease signing that often have renewal options as well). Substantially all of our leases are net leases, meaning our tenants are generally obligated to pay customary operating expenses associated with the leased property (such as real estate taxes, insurance, maintenance, and in many cases, certain repairs and capital costs, subject to caps and exclusions in leases). For the six months ended June 30, 2026, we incurred an aggregate of approximately $0.5 million of expenses not reimbursed or paid for by our tenants.

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

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

(unaudited, in thousands, except for percentages) For the three months ended June 30,	2026	2025	$	%
Revenues
Rental revenues	$17,809	$17,547	$262	1%
Interest income on mortgage loans	196	7	189	> 100%
Total revenues	18,005	17,554	451	3%
Operating expenses
Depreciation and amortization	8,229	9,466	(1,237)	(13)%
Property operating expenses	2,273	2,714	(441)	(16)%
General and administrative expenses	3,807	3,279	528	16%
Total operating expenses	14,309	15,459	(1,150)	(7)%
Other expenses (income)
Interest expense	4,191	4,647	(456)	(10)%
Gain on sale of real estate	(2,262)	(1,194)	(1,068)	(89)%
Impairment loss	156	2,978	(2,822)	(95)%
Income taxes	94	194	(100)	(52)%
Total other expenses	2,179	6,625	(4,446)	(67)%
Net income (loss)	$1,517	$(4,530)	$6,047	> 100%

Rental Revenues

(unaudited, in thousands, except for percentages) For the three months ended June 30,	2026	2025	$	%
Revenues:
Contractual rental amounts billed	$15,970	$15,518	$452	3%
Reimbursable income	2,042	2,441	(399)	(16)%
Percentage rent	29	146	(117)	(80)%
Other operating income	203	97	106	> 100%
Adjustment to recognize contractual rental amounts on a straight-line basis	22	286	(264)	(92)%
Above/below market lease amortization, net	(457)	(941)	484	51%
Total rental revenues	$17,809	$17,547	$262	1%

Total rental revenues for the three months ended June 30, 2026 increased $0.3 million compared to June 30, 2025, due to net acquisitions, organic escalators and re-tenanting of unoccupied properties.

The $0.4 million decrease in reimbursable income was attributable to lower property operating expenses, resulting in lower recoveries from tenants during the three months ended June 30, 2026.

Other operating income includes termination fees, late fees and, other miscellaneous income. The $0.1 million increase in other operating income was attributable to lease restructuring fees received for certain properties during the three months ended June 30, 2026.

Interest income on mortgage loans for the three months ended June 30, 2026 increased $0.2 million compared to June 30, 2025. The increase relates to seller financing in connection with the sale of certain properties entered into the later half of 2025.

Operating Expenses

Depreciation and amortization

The $1.2 million decrease in depreciation and amortization for the three months ended June 30, 2026 mainly related to a decrease in writeoffs of intangible lease assets related to dispositions compared to the same period in the prior year.

Property operating expenses

Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance, and in many cases, certain repairs and capital costs.

The following table presents the non-reimbursable property operating expenses for the respective periods:

(unaudited, in thousands) For the three months ended June 30,	2026	2025
Real estate taxes	$1,461	$2,213
Other property operating expenses	812	501
Property operating expenses	2,273	2,714
Reimbursable income	(2,042)	(2,441)
Non-reimbursable property expenses	$231	$273

For the three months ended June 30, 2026 and 2025, we incurred $0.2 million and $0.3 million, respectively, in aggregate expenses that were not tenant obligations, which was mainly attributable to vacant properties.

General and administrative expenses

The $0.5 million increase in general and administrative expenses for the three months ended June 30, 2026 was primarily due to an increase of $0.9 million related to stock-based compensation, $0.2 million related to employee compensation and $0.1 million of increased professional fees incurred in the later part of 2025. For the three months ended June 30, 2025, we also incurred an additional $0.7 million of non-recurring expenses mainly attributable to executive leadership changes and structuring costs.

Other expenses and income

Interest expense

Interest expense for the three months ended June 30, 2026 decreased $0.5 million compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease in effective interest rate because of the hedge impacting the revolver. As of June 30, 2026 and 2025, the weighted average interest rate was 4.79% and 5.63%, respectively.

Gain on sale of real estate

Gain on sale of real estate for the three months ended June 30, 2026 increased by $1.1 million compared to the three months ended June 30, 2025. The increase was primarily attributable to the composition of properties sold. During the three months ended June 30, 2026, we sold 10 properties at a net gain of approximately $2.3 million, of which only one was vacant. During the three months ended June 30, 2025, we sold nine properties at a net gain of approximately $1.2 million, four of which were vacant.

Impairment loss

The following table presents the impairment for the respective periods:

(unaudited, in thousands, except number of properties) For the three months ended June 30,	2026	2025
Number of properties	2	11
Carrying value prior to impairment loss	$1,934	$25,062
Fair value	1,778	22,084
Impairment loss	$156	$2,978

During the three months ended June 30, 2026 and 2025, we recorded an impairment loss of $0.2 million relating to two properties and an impairment loss of $3.0 million relating to 11 properties, respectively. The amount of impairment fluctuates each period based on existing facts and circumstances. The decrease in impairment loss was primarily driven by lower levels of vacant property dispositions in the current quarter. During the three months ended June 30, 2025, four vacant properties were sold to facilitate the redeployment of capital into income-producing assets.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

(unaudited, in thousands, except for percentages) For the six months ended June 30,	2026	2025	$	%
Revenues
Rental revenues	$35,785	$33,790	$1,995	6%
Interest income on mortgage loans	405	7	398	> 100%
Total revenues	36,190	33,797	2,393	7%
Operating expenses
Depreciation and amortization	15,901	17,271	(1,370)	(8)%
Property operating expenses	4,603	5,090	(487)	(10)%
General and administrative expenses	7,458	6,118	1,340	22%
Total operating expenses	27,962	28,479	(517)	(2)%
Other expenses (income)
Interest expense	8,404	9,144	(740)	(8)%
Gain on sale of real estate	(3,225)	(1,661)	(1,564)	(94)%
Impairment loss	968	3,406	(2,438)	(72)%
Income taxes	164	296	(132)	(45)%
Total other expenses	6,311	11,185	(4,874)	(44)%
Net income (loss)	$1,917	$(5,867)	$7,784	> 100%

Rental Revenues

(unaudited, in thousands, except for percentages) For the six months ended June 30,	2026	2025	$	%
Rental revenues:
Contractual rental amounts billed	$31,740	$30,538	$1,202	4%
Reimbursable income	4,109	4,100	9	0%
Percentage rent	63	180	(117)	(65)%
Other operating income	495	216	279	> 100%
Adjustment to recognize contractual rental amounts on a straight-line basis	456	408	48	12%
Above/below market lease amortization, net	(1,078)	(1,652)	574	35%
Total rental revenues	$35,785	$33,790	$1,995	6%

The $2.0 million increase in total rental revenues for the six months ended June 30, 2026 was attributable to acquisitions, re-tenanting of vacant properties and a stronger performing portfolio.

The $0.3 million increase in other operating income was attributable to lease termination and restructuring fees received for certain properties during the six months ended June 30, 2026.

Interest income on mortgage loans receivable for the six months ended June 30, 2026 increased $0.4 million compared to June 30, 2025, due to an increase in mortgage loans receivable relating to seller financing in connection with the sale of certain properties entered into the later half of 2025.

Operating Expenses

Depreciation and amortization

The $1.4 million decrease in depreciation and amortization for the six months ended June 30, 2026 was primarily attributable to a decrease in writeoffs of intangible lease assets related to dispositions compared to the same period in the prior year.

Property operating expenses

Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance, and in many cases, certain repairs and capital costs.

The following table presents the non-reimbursable property operating expenses for the respective periods:

(unaudited, in thousands) For the six months ended June 30,	2026	2025
Real estate taxes	$3,124	$3,704
Other property operating expenses	1,479	1,386
Property operating expenses	4,603	5,090
Reimbursable income	(4,109)	(4,100)
Less: Non-recurring items	—	(189)
Non-reimbursable property expenses	$494	$801

The $0.5 million decrease in property operating expenses for the six months ended June 30, 2026 was due to decreased vacancies compared to the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, we incurred $0.5 million and $0.8 million, respectively, in aggregate expenses that were not tenant obligations, which was mainly attributable to vacant properties.

General and administrative expenses

The $1.3 million increase in general and administrative expenses for the six months ended June 30, 2026 is primarily attributable to stock-based compensation.

Other expenses and income

Interest expense

Interest expense for the six months ended June 30, 2026 decreased $0.7 million compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease in interest rates in 2026. As of June 30, 2026 and 2025, the weighted average interest rate was 4.79% and 5.63%, respectively.

Gain on sale of real estate

Gain on sale of real estate for the six months ended June 30, 2026 increased by $1.6 million compared to the six months ended June 30, 2025, primarily due to a higher number of properties sold. During the six months ended June 30, 2026 we sold 15 properties at a net gain of approximately $3.2 million. During the six months ended June 30, 2025, we sold 10 properties and expropriated a portion of one property at a net gain of approximately $1.7 million.

Impairment loss

The following table presents the impairment for the respective periods:

(unaudited, in thousands, except for percentages) For the six months ended June 30,	2026	2025
Number of properties	4	11
Carrying value prior to impairment loss	$7,165	$31,566
Fair value	6,197	28,160
Impairment loss	$968	$3,406

During the six months ended June 30, 2026, we recorded an impairment loss of $1.0 million relating to four properties. During the six months ended June 30, 2025, we recorded an impairment loss of $3.4 million relating to 11 properties. The amount of impairment fluctuates each period based on existing facts and circumstances. The decrease in impairment loss was driven by a stronger performing portfolio, resulting in fewer properties being impaired during the six months ended June 30, 2026.

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

On February 27, 2026, we established an at-the-market common equity offering program (“ATM Program”), through which we may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $75.0 million. As of June 30, 2026, we sold shares of common stock for an aggregate gross sales price of $50.5 million under the ATM Program, of which $35.5 million is unsettled under the Forward Sale Agreements.

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

For information on our Revolving Credit Facility and Term Loan, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. For information on our Stock Repurchase Program and ATM Equity Offering Program, see Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Covenants

We are subject to various covenants and financial reporting requirements pursuant to our Revolving Credit Facility and Term Loan. The table below summarizes the applicable financial covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. As of June 30, 2026, we believe we were in compliance with our covenants.

Covenants	Required
Total leverage ratio	≤ 60%
Adjusted EBITDA to fixed charges ratio	≥ 1.50 to 1.00
Secured leverage ratio	≤ 40%
Unencumbered NOI to unsecured interest expense ratio	≥ 1.75 to 1.00
Unsecured leverage ratio	≤ 60%
Tangible net worth	≥ 380,032

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of June 30, 2026. Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

(unaudited, in thousands)
Year of Maturity	Revolving Credit Facility (1)	Term Loan (1)	Interest Expense (2)	Dividend (3)	Commitments to Fund Investments (4)	Total
Remainder of 2026	$—	$—	$7,671	$6,710	$24,984	$39,365
2027	130,000	200,000	11,365	—	—	341,365
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
2030	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$130,000	$200,000	$19,036	$6,710	$24,984	$380,730
(1)
Our Revolving Credit Facility and Term Loan contain two 12-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the commitments.
(2)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2026. This amount includes the impact of interest rate swap agreements.
(3)
Amount includes dividends declared as of June 30, 2026 on our common stock, our Series A Preferred Stock and the OP Units.
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

On March 3, 2025, we entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk by converting a portion of our floating-rate debt to a fixed rate of 4.814%, including the applicable margin of 1.15% as of June 30, 2026, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

Cash Flows

Cash and cash equivalents totaled $6.0 million as of June 30, 2026, as compared to $8.4 million as of June 30, 2025. The table below shows information concerning cash flows for the six months ended June 30, 2026, and 2025:

	For the six months ended June 30,
(unaudited, in thousands)	2026	2025
Net cash provided by operating activities	$18,539	$17,359
Net cash used in investing activities	(67,120)	(51,795)
Net cash provided by financing activities	41,064	37,705
Net (decrease) increase in cash and cash equivalents during the period	$(7,517)	$3,269

The change in net cash provided by operating activities during the six months ended June 30, 2026 as compared to six months ended June 30, 2025 was mainly due to an increase of $1.7 million in cash revenues due to the increase in occupancy in our portfolio. The remainder of the change in net cash provided by operating activities relates to timing of payment of payables and accrued liabilities.

The change in net cash used in investing activities was primarily due to higher investments in property acquisitions, partially offset by proceeds from property dispositions. During the six months ended June 30, 2026, 27 properties were acquired for an aggregate purchase price (including acquisition costs) of $93.2 million and received net proceeds of $31.1 million from the 15 properties sold. During the six months ended June 30, 2025, 22 properties were acquired for an aggregate purchase price (including acquisition costs) of $67.9 million and received net proceeds of $23.2 million from the 10 properties sold and $0.6 million from the expropriated portion of one property. The remainder of the change in net cash used in investing activity relates to deferred leasing costs and other additions to real estate held for investment as well as investments in mortgage loan receivables in the prior year.

The increase in net cash provided by financing activities during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was mainly due to the net proceeds from issuance of Series A Preferred Stock of $23.9 million, the net proceeds from issuance of common stock of $17.2 million and proceeds from debt of $36.5 million, offset by $22.0 million in repayment of debt, dividends and distributions paid of $12.6 million and $1.9 million of deferred offering costs. For the six months ended June 30, 2025, the Company drew $50.0 million of debt and paid $12.3 million of dividends and distributions.

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

The following is a reconciliation of net income (loss) (which is the most comparable GAAP measure) to FFO and AFFO:

Reconciliation of net income (loss) to FFO and AFFO

	For the three months ended June 30,		For the six months ended June 30,
(unaudited, in thousands, except share, per share amounts and percentages)	2026	2025	2026	2025
Net income (loss)	$1,517	$(4,530)	$1,917	$(5,867)
Less: Series A Convertible Preferred Stock dividends	(422)	—	(661)	—
Net income (loss) attributable to OP common unitholders	1,095	(4,530)	1,256	(5,867)
Depreciation and amortization (1)	8,229	9,466	15,901	17,271
Gain on sale of real estate	(2,262)	(1,194)	(3,225)	(1,661)
Impairment loss	156	2,978	968	3,406
Funds from Operations (“FFO”)	$7,218	$6,720	$14,900	$13,149
Straight-line rent adjustments	(22)	(286)	(456)	(408)
Amortization of financing transaction and discount costs	400	400	795	795
Amortization of above/below market lease intangibles (2)	457	941	1,078	1,652
Stock-based compensation	1,065	200	2,126	815
Adjustment for structuring and public company readiness costs	—	89	—	290
Other non-recurring expenses (3)	278	964	443	964
Adjusted Funds from Operations (“AFFO”)	$9,396	$9,028	$18,886	$17,257

FFO per share	$0.26	$0.24	$0.53	$0.47
AFFO per share	$0.33	$0.32	$0.67	$0.62

Dividends per share	$0.215	$0.215	$0.430	$0.430
Dividends per share as a percentage of AFFO	64.7%	66.3%	64.2%	69.3%

Weighted average common shares outstanding, basic	22,831,250	19,136,225	22,556,120	18,229,095
Weighted average operating partnership units outstanding	5,273,171	8,690,812	5,435,376	9,595,836
Unvested restricted stock units and LTIP units (4)	167,620	—	198,863	—
Weighted average common shares outstanding, diluted (5)	28,272,041	27,827,037	28,190,359	27,824,931

(1)
Includes write-offs of intangibles of $0.3 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

(2)
Includes write-offs of $(0.1) million for both the three and six months ended June 30, 2026 and $0.4 million for both the three and six months ended June 30, 2025.
(3)
Other non-recurring expenses include one-time expenses, deal pursuit costs and other non-recurring items.
(4)
Excludes unvested performance based LTIP awards that are contingently issuable.
(5)
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI:

Reconciliation of net income to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI

(unaudited, in thousands)	For the three months ended June 30, 2026
Net income	$1,517
Depreciation and amortization (1)	8,366
Interest expense	4,191
Income taxes	94
EBITDA	$14,168
Gain on sale of real estate	(2,262)
Impairment loss	156
EBITDAre	$12,062
Adjustments:
Current period investment activity (2)	903
Current period disposition activity (2)	(142)
Non-cash compensation expense	1,065
Exclude non-recurring expenses (3)	278
Exclude write-offs of non-cash items	815
Adjusted EBITDAre	$14,981
General and administrative, net of non-recurring	2,464
Adjusted Net Operating Income (“NOI”)	$17,445
Straight-line rental revenue, net	(550)
Adjusted Cash NOI	$16,895

Annualized Adjusted EBITDAre	$59,924
Annualized Adjusted NOI	$69,780
Annualized Adjusted Cash NOI	$67,580

(1)
Includes amortization of above/below market lease intangibles of $0.5 million and excludes write-offs of intangibles of $0.3 million.
(2)
Reflects an adjustment to give effect to all investments and dispositions during the quarter as if they had been acquired or disposed as of the beginning of the period.
(3)
Reflects an adjustment to exclude non-recurring expenses including one-time expenses, deal pursuit costs and other non-recurring items.

Net Debt is a non-GAAP financial measure. We define Net Debt as our Gross Debt less cash and cash equivalents. We then adjust Net Debt by the undrawn Series A Preferred Stock and unsettled forward equity to derive Adjusted Net Debt. The ratios of Net Debt to Annualized Adjusted EBITDAre and Adjusted Net Debt to Annualized Adjusted EBITDAre represent Net Debt and Adjusted Net Debt as of the end of the applicable period divided by Annualized Adjusted EBITDAre for the period, respectively. We believe that these ratios are useful to investors and analysts because they provide information about Gross Debt less cash and cash equivalents as well as Gross Debt less cash and cash equivalents, undrawn Series A Preferred Stock and unsettled forward equity, which could be useful to repay debt.

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

Reconciliation of total debt to Net Debt and Adjusted Net Debt and ratio of Net Debt to Annualized Adjusted EBITDAre and Adjusted Net Debt to Annualized Adjusted EBITDAre:

(unaudited, in thousands)	As of June 30, 2026
Debt
Term Loan	$200,000
Revolving Credit Facility	130,000
Gross Debt	330,000
Cash and cash equivalents	(6,001)
Net Debt	$323,999
Net value of undrawn Series A Convertible Preferred Stock	(50,000)
Net value of unsettled forward equity	(32,237)
Adjusted Net Debt	$241,762

(unaudited) Leverage	As of June 30, 2026
Net Debt to Annualized Adjusted EBITDAre	5.4x
Adjusted Net Debt to Annualized Adjusted EBITDAre	4.0x

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

The following table summarizes our fixed charges, and presents Annualized fixed charges to Annualized Adjusted EBITDAre:

(unaudited, in thousands)	As of June 30, 2026
Interest expense	$4,191
Non-cash interest	(400)
Preferred dividends	422
Fixed charges	4,213
Annualized fixed charges	16,852
Fixed Charge Coverage Ratio	3.6x

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

As of June 30, 2026 and December 31, 2025, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk or other relevant market rates or prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program

During the quarter ended June 30, 2026, we did not repurchase any shares of common stock pursuant to our stock repurchase program.

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
3.3

Certificate of Correction to Articles Supplementary of FrontView REIT, Inc. (filed as Exhibit 3.3 to the Corporation’s Quarterly Report on Form 10-Q filed May 7, 2026 and incorporated herein by reference).

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

10.3

First Amendment to Investment Agreement, dated May 6, 2026, by and among FrontView REIT, Inc. and Maewyn FVR II LP, Rebound Investment, LP, and Petrus Special Opportunities Fund, L.P. (filed as Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q filed May 7, 2026 and incorporated herein by reference).

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

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

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

FRONTVIEW REIT, INC.

Date: August 6, 2026	/s/ Stephen Preston
Stephen Preston
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2026	/s/ Pierre Revol
Pierre Revol
Chief Financial Officer (Principal Financial Officer)