Form 10-Q
period 2026-09-30
FrontView REIT, Inc.
filed 2026-11-05
CIK 1988494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

There were 26,723,935 shares of the Registrant’s common stock, $0.01 par value per share, outstanding as of November 4, 2026.

FRONTVIEW REIT, INC.

1

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

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Real estate held for investment, at cost
Land	$367,296	$329,478
Buildings and improvements	478,257	417,393
Total real estate held for investment, at cost	845,553	746,871
Less: accumulated depreciation	(58,167)	(48,204)
Real estate held for investment, net	787,386	698,667
Assets held for sale	5,009	12,493
Mortgage loans receivable	10,312	10,324
Cash and cash equivalents	5,021	13,518
Investment in unconsolidated entity	2,689	—
Intangible lease assets, net	99,929	99,489
Other assets	21,879	19,952
Total assets	$932,225	$854,443
LIABILITIES AND EQUITY
Liabilities
Debt, net	$310,284	$314,251
Intangible lease liabilities, net	13,650	14,474
Accounts payable and accrued liabilities	29,028	32,494
Total liabilities	352,962	361,219
Equity
FrontView REIT, Inc. equity
Series A Convertible Preferred Stock, $0.01 par value 750,000 shares authorized, 383,333 shares issued and outstanding as of September 30, 2026 (liquidation preference $38,333)	4	—
Common stock, $0.01 par value 450,000,000 shares authorized, 26,627,909 and 22,111,165 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	266	221
Additional paid-in capital	540,021	420,024
Accumulated deficit	(40,736)	(28,149)
Accumulated other comprehensive income (loss)	4,327	(901)
Total FrontView REIT, Inc. equity	503,882	391,195
Non-controlling interests	75,381	102,029
Total equity	579,263	493,224
Total liabilities and equity	$932,225	$854,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenues	$18,400	$16,647	$54,185	$50,436
Interest income on mortgage loans	228	156	633	164
Total revenues	18,628	16,803	54,818	50,600
Operating expenses
Depreciation and amortization	8,428	7,351	24,329	24,622
Property operating expenses	2,130	2,209	6,733	7,299
General and administrative expenses	4,211	3,112	11,669	9,230
Total operating expenses	14,769	12,672	42,731	41,151
Other expenses (income)
Interest expense	4,429	4,564	12,833	13,708
Gain on sale of real estate	(3,681)	(7,583)	(6,906)	(9,244)
Impairment loss	—	1,551	968	4,957
Loss from unconsolidated entity	13	—	13	—
Income taxes	109	52	273	348
Total other expenses (income)	870	(1,416)	7,181	9,769
Net income (loss)	2,989	5,547	4,906	(320)
Net income (loss) attributable to non-controlling interests	458	1,532	823	(601)
Net income attributable to FrontView REIT, Inc.	2,531	4,015	4,083	281
Series A Convertible Preferred Stock dividends	(381)	—	(1,042)	—
Net income attributable to common stockholders	$2,150	$4,015	$3,041	$281
Weighted average number of common shares outstanding used in earnings per share
Basic	24,547,878	20,723,471	23,226,505	19,071,703
Diluted	24,842,031	20,723,471	23,550,584	19,071,703
Earnings per share attributable to common stockholders
Basic	$0.08	$0.19	$0.11	$(0.01)
Diluted	$0.08	$0.19	$0.11	$(0.01)

Comprehensive income (loss)
Net income (loss)	$2,989	$5,547	$4,906	$(320)
Other comprehensive income (loss)
Change in fair value of interest rate swaps	2,440	37	6,409	(1,474)
Realized gain (loss) on interest rate swaps	7	—	(43)	—
Comprehensive income (loss)	5,436	5,584	11,272	(1,794)
Comprehensive income (loss) attributable to non-controlling interests	835	1,542	1,961	(1,137)
Comprehensive income (loss) attributable to FrontView REIT, Inc.	$4,601	$4,042	$9,311	$(657)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balances, December 31, 2025	$—	$221	$420,024	$(28,149)	$(901)	$102,029	$493,224
Conversion of OP Units to shares of common stock	—	3	6,132	—	—	(6,135)	—
Issuance of 250,000 shares of Series A Convertible Preferred Stock	3	—	23,866	—	—	—	23,869
Stock-based compensation	—	—	1,061	—	—	—	1,061
Dividends and distributions declared to common stock and OP Units	—	—	—	(4,818)	—	(1,337)	(6,155)
Dividends declared to Series A Convertible Preferred Stock	—	—	—	(239)	—	—	(239)
Distributions declared to Preferred Units	—	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	—	(1,046)	—	—	1,046	—
Change in fair value of interest rate swaps	—	—	—	—	1,644	413	2,057
Realized loss on interest rate swaps	—	—	—	—	(40)	(10)	(50)
Net income	—	—	—	320	—	80	400
Balances, March 31, 2026	$3	$224	$450,037	$(32,886)	$703	$96,078	$514,159
Issuance of common stock in public offerings, net of issuance costs	—	9	17,155	—	—	—	17,164
Conversion of OP Units to shares of common stock	—	3	5,602	—	—	(5,605)	—
Stock-based compensation, net	—	—	13	—	—	642	655
Dividends and distributions declared to common stock and OP Units	—	—	—	(5,085)	—	(1,269)	(6,354)
Dividends declared to Series A Convertible Preferred Stock	—	—	—	(422)	—	—	(422)
Distributions declared to Preferred Units	—	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	—	(820)	—	—	820	—
Change in fair value of interest rate swaps	—	—	—	—	1,554	358	1,912
Net income	—	—	—	1,232	—	285	1,517
Balances, June 30, 2026	$3	$236	$471,987	$(37,161)	$2,257	$91,301	$528,623
Issuance of 200,000 shares of Series A Convertible Preferred Stock	2	—	19,073	—	—	—	19,075
Issuance of common stock in public offerings, net of issuance costs	—	17	32,345	—	—	—	32,362

Conversion of OP Units to shares of common stock	—	9	18,251	—	—	(18,260)	—
Conversion of Series A Convertible Preferred Stock to common stock	(1)	4	(3)	—	—	—	—
Stock-based compensation, net	—	—	511	—	—	448	959
Dividends and distributions declared to common stock and OP Units	—	—	—	(5,725)	—	(1,078)	(6,803)
Dividends declared to Series A Convertible Preferred Stock	—	—	—	(381)	—	—	(381)
Distributions declared to Preferred Units	—	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	—	(2,143)	—	—	2,143	—
Change in fair value of interest rate swaps	—	—	—	—	2,064	376	2,440
Realized gain on interest rate swaps	—	—	—	—	6	1	7
Net income	—	—	—	2,531	—	458	2,989
Balances, September 30, 2026	$4	$266	$540,021	$(40,736)	$4,327	$75,381	$579,263

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balances, December 31, 2024	$173	$331,482	$(6,834)	$—	$197,857	$522,678
Conversion of OP Units to shares of common stock	2	4,711	—	—	(4,713)	—
Stock-based compensation	—	615	—	—	—	615
Dividends and distributions declared to common stock and OP Units	—	—	(3,767)	—	(2,411)	(6,178)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(773)	—	—	773	—
Change in fair value of interest rate swaps	—	—	—	(112)	(67)	(179)
Net loss	—	—	(833)	—	(504)	(1,337)
Balances, March 31, 2025	$175	$336,035	$(11,434)	$(112)	$190,927	$515,591
Conversion of OP Units to shares of common stock	29	60,464	—	—	(60,493)	—
Stock-based compensation, net	—	200	—	—	—	200
Dividends and distributions declared to common stock and OP Units	—	—	(4,392)	—	(1,578)	(5,970)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(7,321)	—	—	7,321	—
Change in fair value of interest rate swaps	—	—	—	(853)	(479)	(1,332)
Net loss	—	—	(2,901)	—	(1,629)	(4,530)
Balances, June 30, 2025	$204	$389,378	$(18,727)	$(965)	$134,061	$503,951
Conversion of OP Units to shares of common stock	8	17,339	—	—	(17,347)	—
Stock-based compensation	—	750	—	—	—	750
Dividends and distributions declared to common stock and OP Units	—	—	(4,573)	—	(1,553)	(6,126)
Distributions declared to Preferred Units	—	—	—	—	(8)	(8)
Reallocation of non-controlling interests	—	(2,245)	—	—	2,245	—
Change in fair value of interest rate swaps	—	—	—	27	10	37
Net income	—	—	4,015	—	1,532	5,547
Balances, September 30, 2025	$212	$405,222	$(19,285)	$(938)	$118,940	$504,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,906	$(320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,329	24,648
Amortization of above/below market leases	1,812	2,304
Amortization of financing transaction and discount costs	1,199	1,199
Change in fair value on derivative instruments included in interest expense	(43)	—
Net cash received from derivative settlements	170	778
Non-cash rental revenue adjustments	(913)	(340)
Gain on sale of real estate	(6,906)	(9,244)
Loss from unconsolidated entity	13	—
Stock-based compensation	3,254	1,565
Impairment loss	968	4,957
Changes in operating assets and liabilities:
Other assets	2,192	(1,994)
Accounts payable and accrued liabilities	(1,312)	2,064
Net cash provided by operating activities	29,669	25,617

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated entity	(2,732)	—
Distributions from unconsolidated entity	30	—
Acquisition of real estate held for investment	(144,526)	(83,797)
Net proceeds from sale of real estate	43,734	57,129
Net proceeds from expropriation	—	4,953
Deposits on real estate held for investment	284	744
Deferred leasing costs and other additions to real estate held for investment	(5,512)	(1,606)
Investment in mortgage loans receivable	—	(10,274)
Principal collections on mortgage loans receivable	3,702	—
Additions to other assets	(44)	—
Net cash used in investing activities	(105,064)	(32,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A Convertible Preferred Stock	42,944	—
Proceeds from issuance of common stock	49,526	—
Proceeds from debt	57,500	50,000
Repayment of debt	(62,000)	(10,000)
Deferred offering costs	(1,120)	—
Payments for shares withheld for employee tax obligations	(579)	—
Cash dividends paid to Series A Convertible Preferred Stock	(727)	—
Cash dividends paid to common stockholders	(14,657)	(11,996)
Cash distributions paid to Preferred Unit holders	(16)	(16)
Cash distributions paid to non-controlling interests	(3,973)	(6,253)
Net cash provided by financing activities	66,898	21,735
Net (decrease) increase in cash and cash equivalents during the period	(8,497)	14,501
Cash and cash equivalents, beginning of period	13,518	5,094
Cash and cash equivalents, end of period	$5,021	$19,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTVIEW REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,257	$10,900
Non-cash disclosures of non-cash investing and financing activities:
Accrued real estate development and improvement costs	$4,604	$621
Accrued deferred leasing fees	$556	$111
Accrued deferred offering costs	$120	$—
Increase in mortgage loan receivable in exchange for sale of real estate	$3,690	$10,274
Forfeited employee grant dividends	$2	$—
Conversion of OP Units to common stock and additional paid-in capital	$30,000	$82,553
Dividends and distributions payable	$7,126	$6,134
Reallocation of non-controlling interests	$4,009	$10,339

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

The Company is an umbrella partnership real estate investment trust (“UPREIT”) structure with a publicly-traded REIT and is an internally-managed net-lease REIT that acquires, owns and manages primarily properties with frontage that are net leased to a diversified group of tenants. The Company is differentiated by an investment approach focused on properties that are in prominent locations with direct frontage on high-traffic roads that are highly visible to consumers. As of September 30, 2026, the Company owned a well-diversified portfolio of 327 properties with direct frontage across 36 U.S. states.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	September 30, 2026			December 31, 2025
	Shares of Common Stock	OP Units	Total Shares	Shares of Common Stock	OP Units	Total Shares
Ownership Interest	26,627,909	4,344,854	30,972,763	22,111,165	5,766,866	27,878,031
Percent Ownership of OP	86.0%	14.0%	100.0%	79.3%	20.7%	100.0%

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2026, which provide a more complete understanding of the Company's accounting policies, financial position, operating results, business properties, and other matters. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2026, and 2025 are not necessarily indicative of the results for the full year.

Generally, a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a voting interest entity (“VOE”) in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affects its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. The Company has concluded that the OP is a VIE and consolidates its interest in the OP as the Company is deemed to be the primary beneficiary. The portion of the OP not owned by the Company is presented as non-controlling interests as of September 30, 2026 and December 31, 2025.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of real estate and related intangible assets and liabilities upon acquisition, including the assessment of impairments, as well as depreciable lives, and the collectability of trade receivables. On an ongoing basis, management reviews the estimates and assumptions. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The following table summarizes the Company's impairment for the respective periods:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except number of properties)	2026	2025	2026	2025
Number of properties	—	6	4	14
Impairment loss	$—	$1,551	$968	$4,957

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

Earnings Per Share

Earnings per common share have been computed pursuant to the guidance in ASC 260, Earnings Per Share, which requires the classification of the Company's unvested RSUs, which contain rights to receive non-forfeitable dividends, the Company's Series A Convertible Preferred Stock, par value $0.01 per share, which contains rights to receive participating dividends, the Company's forward equity sales, which is reduced for dividends declared on the Company's common stock during the term of the agreement, as participating securities requiring the two-class method of computing earnings per share. The Series A Convertible Preferred Stock may participate in common dividends when Adjusted Funds from Operations (“AFFO”) per share, a non-GAAP financial measure, exceeds a certain threshold. For the three and nine months ended September 30, 2026, the Series A Convertible Preferred Stock did not participate in common dividends.

The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company's calculation of earnings per share excludes income attributable to participating securities from the numerator and allocates such income to each participating class. The weighted average number of shares of common stock outstanding and potentially dilutive securities are included in the denominator in accordance with the treasury stock method and if-converted method, as applicable. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. For the periods presented, certain potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect.

Concentration of Credit Risk

During the three and nine months ended September 30, 2026, and 2025, the Company had no individual tenants or common franchises that accounted for more than 10% of rental revenues, excluding lease termination fees.

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

The following table summarizes the carrying amount reported in the condensed consolidated balance sheets and the Company's estimate of the fair value of debt:

(in thousands)	September 30, 2026	December 31, 2025
Carrying amount	$311,000	$315,500
Fair value	310,999	315,656

The Company has financial instruments which include cash and cash equivalents, other assets, mortgage loans receivable, and accounts payable and accrued liabilities, which are carried at amortized cost and approximate their fair value unless otherwise noted.

Investment in Unconsolidated Entity

The Company evaluates each joint venture to determine whether it is a VIE and, if so, whether the Company is the primary beneficiary. If the entity is not a VIE, the Company evaluates consolidation under the voting interest model. The Company consolidates entities it controls and accounts for investments in entities over which it has significant influence, but does not control, under the equity method.

Equity method investments are initially recorded at cost and adjusted for the Company’s share of earnings or losses, contributions, and distributions. When an investee’s governing documents provide for distributions that are not proportionate to ownership interests, the Company recognizes its share of earnings or losses using the hypothetical liquidation at book value (“HLBV”) method. Under this method, the Company’s share for a period is the change in the amount it would receive if the investee liquidated its assets at recorded amounts, settled its liabilities, and distributed the proceeds in accordance with its governing documents, adjusted for contributions and distributions. Otherwise, the Company recognizes its proportionate share. Basis differences are allocated to the investee’s assets and liabilities and recognized over their lives.

The investments are presented within investment in unconsolidated entity on the condensed consolidated balance sheets, and the Company’s share of the investees’ results is presented within income (loss) from unconsolidated entity on the condensed consolidated statements of operations and comprehensive income (loss).

Distributions received are classified using the cumulative earnings approach: as operating cash inflows (returns on investment) up to cumulative equity in earnings, with any excess classified as investing cash inflows (returns of investment).

The Company reviews equity method investments for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable, and recognizes an impairment loss if a decline in fair value below carrying amount is other than temporary. The Company does not separately test an investee’s underlying assets but recognizes its share of any impairment the investee records.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026, and 2025, to present separate line items under revenue and to reclassify the amortization of software costs from general and administrative expenses to depreciation and amortization.

Subsequent Events

The Company evaluates subsequent events for disclosure in these condensed consolidated financial statements through the date of which these condensed consolidated financial statements were available to be issued.

Recently Issued Accounting Pronouncements

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

3. INVESTMENT IN UNCONSOLIDATED ENTITY

On August 10, 2026, the Company, through a wholly-owned subsidiary, entered into a joint venture with an unrelated third party (the “Sponsor”) to acquire, lease up, and stabilize a retail property in Dallas, Texas (the “Joint Venture”). Once the property is stabilized, the Joint Venture may sell the property to a third party, or the Company may acquire the property or the Sponsor's interest in the Joint Venture. The Company contributed $2.7 million in cash in exchange for an 87.8% membership interest. The Joint Venture used the members' capital contributions and a $4.9 million mortgage loan secured by the property to acquire the property. The Company has no further commitments.

The Joint Venture is a VOE and is governed by a two-member board of representatives, with one representative appointed by the Company and one appointed by the Sponsor. All major decisions require the unanimous approval of the board. A general manager affiliated with the Sponsor is responsible for day-to-day operations, and may be removed only for cause. Net cash flow is distributed first to the members pro rata until each member has received a return of its capital contributions plus an 8% internal rate of return, and thereafter to the members and to an affiliate of the Sponsor, which receives a promoted interest.

Although the Company holds an 87.8% membership interest, it does not have unilateral control over the Joint Venture because the Sponsor holds substantive participating rights over the Joint Venture's significant financial and operating decisions, including approval of operating budgets, financing, leasing, capital expenditures, capital calls, and the sale of the property. Accordingly, the Company does not consolidate the Joint Venture and accounts for its investment under the equity method.

The following is a summary of the Company's investment in unconsolidated entity:

					Losses from Unconsolidated Entity
	Ownership %	Number of Properties	Carrying Amount of Investment As of		For the three months ended	For the nine months ended (1)
(in thousands, except number of properties and percentages)	As of September 30, 2026		September 30, 2026	December 31, 2025	September 30, 2026	September 30, 2026
Joint Venture	87.8%	1	$2,689	$—	$(13)	$(13)
(1)
The Joint Venture was formed on August 10, 2026; accordingly, results for the three and nine months ended September 30, 2026 are the same.

4. REAL ESTATE HELD FOR INVESTMENT AND LEASE ARRANGEMENTS

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

As of September 30, 2026 and December 31, 2025, the Company had a portfolio of 327 and 303 real estate properties, respectively.

During the nine months ended September 30, 2026, the Company acquired 43 properties for an aggregate purchase price (including acquisition costs) of $144.5 million. In addition, one property was replatted into two distinct properties.

During the year ended December 31, 2025, the Company acquired 32 properties for an aggregate purchase price of $125.4 million.

The acquisitions were all accounted for as asset acquisitions. The Company allocated the purchase price of these properties to the fair values of the assets and liabilities assumed, which is summarized in the following table:

(in thousands)	September 30, 2026	December 31, 2025
Land	$44,373	$33,644
Buildings	75,707	71,455
Site improvements	7,653	7,178
Other assets	184	122
Intangible assets:
Above-market leases	5,490	2,560
In-place leases and origination costs	13,145	14,350
	146,552	129,309
Liabilities assumed:
Below-market leases intangible liabilities	(1,971)	(3,745)
Accounts payable and accrued liabilities	(55)	(145)
Purchase price (including acquisition costs)	$144,526	$125,419

During the nine months ended September 30, 2026, the Company sold 20 real estate properties for $49.6 million. The Company received net proceeds of $43.7 million from the property sales and $3.7 million of mortgage loans receivable, after paying closing costs of $2.2 million and recorded a gain on sale of $6.9 million. The aggregate cost and associated accumulated depreciation and amortization of the properties sold, at the date of sale, was $42.3 million and $1.8 million, respectively.

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

The depreciation expense on real estate held for investment was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation	$4,286	$3,607	$12,151	$10,957

The following table summarizes amounts reported as rental revenues on the accompanying condensed consolidated statements of operations and comprehensive income (loss):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Rental revenues:
Contractual rental amounts billed	$16,747	$15,325	$48,487	$45,863
Reimbursable income	1,913	1,804	6,022	5,904
Percentage rent	131	63	194	242
Other operating income	11	55	506	271
Adjustment to recognize contractual rental amounts on a straight-line basis	332	52	788	460
Above/below market lease amortization, net	(734)	(652)	(1,812)	(2,304)
Total rental revenues	$18,400	$16,647	$54,185	$50,436

Total estimated future minimum rents to be received under non-cancelable leases in effect as of September 30, 2026, are as follows:

(in thousands)	September 30, 2026
Remainder of 2026	$17,440
2027	68,393
2028	64,058
2029	59,443
2030	54,378
Thereafter	283,604
$547,316

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

5. MORTGAGE LOANS RECEIVABLE

In connection with the sales of certain real estate properties, the Company provided seller-financing to the acquirers. The loan-to-value (LTV) of the mortgage loans receivables range from 73.1% to 87.1% at the time of origination, and the interest rates and other terms and conditions were consistent with market standards. The Company recognized the full gain on sale of a property in the amount of $1.1 million during the nine months ended September 30, 2026 and the full gain on sale of properties in the amount of $0.4 million during the year ended December 31, 2025. The gain recognized during the nine months ended September 30, 2026 relates to the sale of a property in July 2026 for which the Company provided short-term seller financing that was repaid in full during the three months ended September 30, 2026. Given the LTVs noted above, and that the mortgage loans receivable are fully collateralized by the underlying properties, no allowance for the mortgage loans receivable was recorded at September 30, 2026. Interest income associated with these mortgage loans receivable is recognized when earned.

The following is a summary of the Company's mortgage loans receivable portfolio as of September 30, 2026 and December 31, 2025:

(in thousands, except number of properties and percentages)
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Mortgage	I/O	1	7.9%	7.9%	11-Jun-2028	$1,734	$1,734
Mortgage	I/O	1	7.6%	8.1%	30-Jun-2029	5,400	5,400
Mortgage	I/O	1	8.0%	8.0%	25-Aug-2028	2,240	2,240
Mortgage	P + I	1	6.5%	6.5%	14-Dec-2030	938	950
Total mortgage loans receivables						$10,312	$10,324
(1)
I/O: Interest Only; P+I: Principal and Interest

6. INTANGIBLE ASSETS AND LIABILITIES

The following is a summary of intangible lease assets and liabilities and related accumulated amortization:

(in thousands) As of September 30, 2026	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$147,844	$79,281	$68,563
Above-market leases	54,401	28,914	25,487
Leasing fees	7,434	1,555	5,879
Total intangible lease assets	$209,679	$109,750	$99,929

Intangible lease liabilities:
Below-market leases	$28,348	$14,698	$13,650
Total intangible lease liabilities	$28,348	$14,698	$13,650

(in thousands) As of December 31, 2025	Cost	Accumulated Amortization	Net Book Value
Intangible lease assets:
In-place leases and origination costs	$137,104	$68,185	$68,919
Above-market leases	48,151	24,001	24,150
Leasing fees	7,399	979	6,420
Total intangible lease assets	$192,654	$93,165	$99,489

Intangible lease liabilities:
Below-market leases	$27,140	$12,666	$14,474
Total intangible lease liabilities	$27,140	$12,666	$14,474

The amortization and net adjustment to rental revenue of intangible lease assets and liabilities was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization:
Amortization of in-place leases and leasing fees	$4,028	$3,643	$11,840	$13,367

Net adjustment to rental revenue:
Above-market and below-market leases	$734	$652	$1,812	$2,304

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2026 and December 31, 2025 by category are as follows:

Years remaining as at	September 30, 2026	December 31, 2025
In-place leases and origination costs	9.6	9.9
Above-market leases	7.5	7.3
Leasing fees	9.9	11.2
Below-market leases	11.2	11.0

The estimated future amortization expense for intangible lease assets, net of intangible lease liabilities, as of September 30, 2026 are as follows:

(in thousands)	In-place leases and origination costs	Above-market leases	Leasing fees	Below-market leases	Total
Remainder of 2026	$3,656	$1,361	$174	$(706)	$4,485
2027	12,535	4,942	702	(2,375)	15,804
2028	9,565	4,567	686	(1,538)	13,280
2029	7,980	3,998	666	(1,388)	11,256
2030	6,854	2,606	593	(1,123)	8,930
Thereafter	27,973	8,013	3,058	(6,520)	32,524
	$68,563	$25,487	$5,879	$(13,650)	$86,279

7. DEBT, NET

	As of September 30, 2026
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	SOFR + 1.15% *	$111,000
Term Loan	(b)	3-Oct-2027	SOFR + 1.15% *	200,000
Unamortized financing transaction costs, Term Loan				(716)
				$310,284

* The approximate SOFR rate at September 30, 2026 was 3.75%.

	As of December 31, 2025
(in thousands, except interest rate)	Note	Maturity	Interest Rate
Revolving Credit Facility	(a)	3-Oct-2027	SOFR + 1.15% **	$115,500
Term Loan	(b)	3-Oct-2027	SOFR + 1.15% **	200,000
Unamortized financing transaction costs, Term Loan				(1,249)
				$314,251

** The approximate SOFR rate at December 31, 2025 was 3.71%.

As of September 30, 2026 and December 31, 2025, the weighted average interest rate was 5.03% and 4.87%, respectively.

The aggregate principal repayment of the Company’s debt, excluding the unamortized financing transaction costs of $0.7 million, due in each of the years under the remaining term, are as follows. The amounts below reflect the terms in effect as of September 30, 2026, however on October 15, 2026, the Company amended the Revolving Credit Facility and Term Loan to extend the maturity of both to October 3, 2028:

(in thousands)	September 30, 2026
Remainder of 2026	$—
2027	311,000

(a)
Revolving Credit Facility

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank, N.A., which provides for an unsecured revolving line of credit of $250.0 million, including $20.0 million available for issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility has a three-year term expiring on October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of 0.125% fee on the aggregate outstanding amount of the revolving commitments. Borrowings under the Revolving Credit Facility bear interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio that initially ranged between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Revolving Credit Facility to remove the 10 bps credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Revolving Credit Facility to adjust the applicable margin based on the Company's leverage ratio to range between 1.15% and 1.75% per annum. As of September 30, 2026 and December 31, 2025, the applicable margin was 1.15%. The Revolving Credit Facility contains a commitment fee of 0.15% per annum if average daily usage in such quarter is over 50% of total revolving commitments and 0.25% per annum if average daily usage in such quarter is equal to or less than 50% of total revolving commitments. The commitment fee is payable quarterly in arrears on the first day of each calendar quarter and is included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

On October 15, 2026, the Company amended the Revolving Credit Facility to extend its maturity to October 3, 2028, reduce certain interest rate margins, and replace the usage-based commitment fee with a facility fee. The facility now bears interest at SOFR plus an applicable margin. Until the Company obtains an investment-grade credit rating, the applicable margin and facility fee are based on its leverage ratio and range from 1.00% to 1.65% and 0.15% to 0.30%, respectively. Thereafter, they are based on the Company’s credit rating from S&P, Moody’s or Fitch and range from 0.675% to 1.35% and 0.125% to 0.30%, respectively. If the leverage ratio is 35% or less, a Baa2/BBB or Baa3/BBB- rating receives the applicable margin and facility fee of the next-higher rating (Baa1/BBB+ or Baa2/BBB, respectively). The Revolving Credit Facility has one remaining 12-month extension option to October 3, 2029.

(b)
Term Loan

On October 3, 2024, the Company entered into a credit facility agreement with JPMorgan Chase Bank N.A. as administrative agent that provided commitments for an unsecured term loan, allowing borrowings of up to $200.0 million (the “Term Loan”). The Term Loan has been fully drawn and has an initial maturity of October 3, 2027, with two 12-month extensions, subject to certain conditions including payment of a 0.125% fee on the aggregate outstanding principal amount of the Term Loan. The Term Loan bears interest at floating rates based on Adjusted SOFR plus an applicable margin based on the Company's leverage ratio that initially ranged between 1.20% and 1.75% per annum. On September 16, 2025, the Company amended the Term Loan to remove the 10 bps credit spread adjustment applicable to Adjusted SOFR. On October 24, 2025, the Company amended the Term Loan to adjust the applicable margin based on the Company's leverage ratio to range between 1.15% to 1.75% per annum. As of September 30, 2026 and December 31, 2025, the applicable margin was 1.15%.

On October 15, 2026, the Company amended the Term Loan to extend its maturity to October 3, 2028 and reduce certain interest rate margins. The Term Loan now bears interest at SOFR plus an applicable margin. Until the Company obtains an investment-grade credit rating, the applicable margin is based on its leverage ratio and ranges from 1.15% to 1.75%. Thereafter, it is based on the Company’s credit rating from S&P, Moody’s or Fitch and ranges from 0.75% to 1.55%. If the leverage ratio is 35% or less, a Baa2/BBB or Baa3/BBB- rating receives the applicable margin of the next-higher rating (Baa1/BBB+ or Baa2/BBB, respectively). The Term Loan has one remaining 12-month extension option to October 3, 2029.

Debt Covenants

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its Revolving Credit Facility and Term Loan agreements. These covenants require the Company to maintain certain financial ratios. If a default or event of default exists, either through default on payments or breach of covenants, the Company may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. As of September 30, 2026 and December 31, 2025, the Company believes it was in compliance with all of its loan covenants.

8. INTEREST RATE SWAPS

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of September 30, 2026. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the condensed consolidated balance sheets at fair value.

Cash Flow Hedge

On March 3, 2025, the Company entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 4.814%, including the applicable margin of 1.15% as of September 30, 2026, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instruments due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the three and nine months ended September 30, 2026 and 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

The Company expects a gain of $1.9 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized.

The effects of designated cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) consisted of the following for the three and nine months ended September 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(in thousands) Derivatives in Cash Flow Hedging Relationships	2026	2025		2026	2025
For the three months ended September 30
Interest rate swaps	$2,554	$379	Interest expense, net	$114	$342

For the nine months ended September 30
Interest rate swaps	$6,579	$(696)	Interest expense, net	$170	$778

The table below shows the fair value and location of the derivatives recognized in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Derivative Assets
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate swaps	Other assets	$4,982	$332

	Derivative Liabilities
		Fair Value as of
(in thousands) Derivatives Designated as Hedging Instruments:	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate swaps	Accounts payable and accrued liabilities	$—	$(1,759)

9. EQUITY

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

Stock Repurchase Program

In November 2025, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to $75.0 million of its outstanding common stock from time to time through November 10, 2026. The Company may make repurchases through open market transactions, block purchases, privately negotiated transactions or in such other manner in compliance with applicable securities laws and regulations. The manner, timing and amount of any repurchases will be based on an evaluation of business, market and other conditions, stock price, regulatory and contractual requirements, capital availability and other factors. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of September 30, 2026, no repurchases were made under the stock repurchase program.

ATM Equity Offering Program

On February 27, 2026, the Company established an at-the-market common equity offering program (“ATM Program”) pursuant to which the Company may, from time to time, offer and sell shares of its common stock, par value $0.01 per share, having an aggregate gross sales price of up to $75.0 million. On August 19, 2026, the Company entered into an Amended and Restated Distribution Agreement (the “Distribution Agreement”) with a syndicate of financial institutions acting as sales agents and, in certain cases, as forward sellers and forward purchasers, which increased the aggregate gross sales price of shares of common stock that may be sold under the ATM Program to $125.0 million. Sales under the ATM Program may be made (i) by the Company to, or through, the sales agents or (ii) by the forward sellers on behalf of the applicable forward purchasers in connection with Forward Sale Agreements, in each case in transactions deemed to be “at-the-market” offerings or in negotiated transactions, which may include block trades. The Company will pay each sales agent a commission of up to 2.0% of the gross sales price of shares sold through it.

The Distribution Agreement permits the Company to enter into both contingent and non-contingent Forward Sale Agreements. Under a contingent Forward Sale Agreement, the Company’s obligation to sell, and the applicable forward purchaser’s obligation to purchase, the shares of common stock underlying the applicable Forward Sale Agreement at the applicable forward sale price is contingent on the forward purchaser’s exercise, or deemed exercise, of a purchase contingency (the “Contingency”), which may occur in whole or in part prior to specified contingency expiration dates. The Company may receive a contingency premium from the applicable forward purchaser in connection with a contingent Forward Sale Agreement. A non-contingent Forward Sale Agreement is not subject to the Contingency. The Company does not receive any proceeds when the forward sellers sell borrowed shares in connection with a Forward Sale Agreement. Subject to certain exceptions, the Company may elect to cash settle or net share settle all or any portion of its obligations under a Forward Sale Agreement, in which case the Company may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and the Company may owe cash (in the case of cash settlement) or shares of common stock (in the case of net share settlement) to the applicable forward purchaser. As of September 30, 2026, the Company had not entered into any contingent Forward Sale Agreements.

As of September 30, 2026, the Company had sold shares of common stock having an aggregate gross sales price of approximately $50.2 million under the ATM Program, and shares of common stock having an aggregate gross sales price of up to approximately $74.8 million remained available for sale.

The following table outlines common stock activity pursuant to the ATM Program:

	For the three months ended September 30,	For the nine months ended September 30,
(in thousands, except share and per share amounts)	2026	2026
Shares of common stock sold (1)	9,373	2,598,148
Shares of common stock issued (2)	1,699,165	2,598,148
Gross proceeds	$32,658	$50,161
Sales agent commissions and other offering	(296)	(635)
Net proceeds	$32,362	$49,526
(1)
Includes 9,373 and 1,828,760 shares of common stock underlying Forward Sale Agreements entered into during the three and nine months ended September 30, 2026, respectively.
(2)
Includes 1,699,165 and 1,828,760 shares of common stock issued upon physical settlement of Forward Sale Agreements during the three and nine months ended September 30, 2026, respectively.

Forward Sale Agreements

During the nine months ended September 30, 2026, the Company entered into non-contingent Forward Sale Agreements under the ATM Program with Wells Fargo Bank, National Association, as forward purchaser, with respect to an aggregate of 1,828,760 shares of common stock consisting of 1,819,387 shares in June 2026 at a weighted-average initial forward price of $19.2660 per share and 9,373 shares in September 2026 at a weighted-average initial forward price of $20.7799 per share. The initial forward prices reflected the prices at which the forward seller sold borrowed shares, less the applicable selling commission, and were subject to reduction by $0.215 per share on each specified forward price reduction date, representing the quarterly dividend declared per share of common stock.

Settlement

The Company may physically settle the Forward Sale Agreements (by the delivery of shares of common stock) and receive net proceeds from the sale of those shares on one or more settlement dates. The Company may also elect net share or cash settlement, subject to certain conditions; the Forward Counterparty does not have the right to require cash settlement. On June 30, 2026, the Company settled 129,595 shares for $2.5 million. On September 29, 2026, the Company settled 1,699,165 shares for $32.7 million.

Accounting Treatment

The Company evaluates the Forward Sale Agreements under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity. The Company has concluded that its Forward Sale Agreements are not liabilities under ASC 480, as they do not obligate the Company to repurchase its shares or require the issuance of a variable number of shares with a predominantly fixed monetary value or a value that varies inversely with the fair value of the Company's common stock. The Company has further concluded that its Forward Sale Agreements are indexed to the Company's own stock and meet the conditions for equity classification under ASC 815-40 and, accordingly are not accounted for as derivatives. No amounts are recognized in the condensed consolidated financial statements for Forward Sale Agreements prior to settlement. Upon physical settlement, the Company records the shares issued and the net proceeds received as an increase to common stock and additional paid-in capital.

Earnings Per Share

Because the forward price under each Forward Sale Agreement is reduced for dividends declared on the Company's common stock during the term of the agreement, the Forward Sale Agreements are participating securities, and the Company applies the two-class method in computing earnings per share for periods in which Forward Sale Agreements are outstanding. Prior to settlement, shares underlying Forward Sale Agreements are excluded from the computation of basic earnings per share. For diluted earnings per share, the dilutive effect of Forward Sale Agreements is reflected using the treasury stock method, under which the Forward Sale Agreements are dilutive only in periods in which the average market price of the Company's common stock exceeds the adjusted forward sale price. See Note 13, Earnings Per Share.

Dividends

During the nine months ended September 30, 2026, the Board of Directors approved the following common stock and OP Unit quarterly dividends:

(in thousands, except per share amounts)
For the nine months ended September 30, 2026
Declaration Date	Dividend per Share	Record Date	Total Amount (1)	Payment Date
24-Feb-2026	$0.215	31-Mar-2026	$6,155	15-Apr-2026
5-May-2026	0.215	30-Jun-2026	6,354	15-Jul-2026
5-Aug-2026	0.215	30-Sep-2026	6,803	15-Oct-2026
	$0.645		$19,312
(1)
Amount includes dividends for RSUs and LTIP Units to the extent entitled and excludes forfeitures.

During the nine months ended September 30, 2025, the Board of Directors approved the following common stock and OP Unit quarterly dividends:

(in thousands, except per share amounts)
For the nine months ended September 30, 2025
Declaration Date	Dividend per Share	Record Date	Total Amount (1)	Payment Date
18-Mar-2025	$0.215	31-Mar-2025	$6,178	15-Apr-2025
13-May-2025	0.215	30-Jun-2025	6,102	15-Jul-2025
12-Aug-2025	0.215	30-Sep-2025	6,126	15-Oct-2025
	$0.645		$18,406
(1)
Amount includes dividends for RSUs to the extent entitled and excludes forfeitures.

10. SERIES A CONVERTIBLE PREFERRED STOCK

In November 2025, the Company entered into an investment agreement with certain institutional investors pursuant to which the Company agreed to sell 750,000 shares of Series A Convertible Preferred Stock, at a price of $100.00 per share, for gross proceeds of $75.0 million (the “Investment Agreement”). The sale of Series A Convertible Preferred Stock will occur in multiple tranches, from time to time, at any time until November 12, 2026.

The Series A Convertible Preferred Stock accrues cumulative dividends at an initial annual rate of 6.75% and are payable quarterly in arrears, if, as and when declared by the Board of Directors.

Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder at any time, into shares of common stock at an initial conversion rate of 5.88235 shares of common stock per Series A Convertible Preferred Stock, representing an implied conversion price of $17.00 per share, subject to customary anti‑dilution adjustments. The Company may, at its option at any time that is two years after the last issuance date of Series A Convertible Preferred Stock, subject to certain conditions, convert Series A Convertible Preferred Stock into shares of common stock, if the volume weighted average price of the common stock exceeds 117.5% of the conversion price during the thirty consecutive trading days immediately prior to the date the Company notifies holders of its election to convert.

The Company may, at its option, convert Series A Convertible Preferred Stock into shares of common stock in the event of a “change of control” transaction. In a change of control where the per share consideration to be paid on common stock (the “Change of Control Conversion Price”) is less than the then-effective conversion price, the conversion rate will be adjusted so that the number of shares of common stock into which a share of Series A Convertible Preferred Stock will convert will equal the liquidation preference of

$100.00 per share of Series A Convertible Preferred Stock (“Liquidation Preference”) divided by the Change of Control Conversion Price.

The Company may redeem the Series A Convertible Preferred Stock at any time, subject to certain conditions, beginning three years after the last issuance date of Series A Convertible Preferred Stock, at a cash redemption price per share equal to the Liquidation Preference plus accrued and unpaid regular dividends. In addition to the cash redemption price, the Company will issue a warrant to each holder (other than a Terminating Holder (as defined in the Articles Supplementary)) representing the right to purchase, at an exercise price equal to the Series A Convertible Preferred Stock conversion price as of the business day before the redemption date, a number of shares of common stock equal to the aggregate Liquidation Preference of the shares of Series A Convertible Preferred Stock to be redeemed divided by such conversion price. The Series A Convertible Preferred Stock is not redeemable at the option of the holders.

In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, each share of Series A Convertible Preferred Stock entitles the holder to receive, prior to any distributions to junior stock and subject to the rights of any senior stock and the rights of the Company's creditors, the greater of (i) the Liquidation Preference per share plus accrued and unpaid regular dividends, and (ii) the amount such holder would have received had such share been converted into common stock on the payment date.

The following table outlines the Series A Convertible Preferred Stock activity:

	For the three months ended September 30,	For the nine months ended September 30,
	2026	2026
Series A Convertible Preferred Stock, beginning of period	250,000	—
Issuance of shares of Series A Convertible Preferred Stock	200,000	450,000
Conversion of shares of Series A Convertible Preferred Stock to common stock	(66,667)	(66,667)
Series A Convertible Preferred Stock, end of period	383,333	383,333

Series A Convertible Preferred Stock Dividends

During the three months ended March 31, 2026, the Board of Directors approved a quarterly dividend on each share of Series A Convertible Preferred Stock outstanding as of March 31, 2026, to be paid on April 15, 2026, to holders of record as of March 31, 2026. On April 15, 2026, the Company paid such quarterly dividend in an aggregate amount of $0.3 million.

During the three months ended June 30, 2026, the Board of Directors approved a quarterly dividend on each share of Series A
Convertible Preferred Stock outstanding as of June 30, 2026, to be paid on July 15, 2026, to holders of record as of June 30, 2026. On July 15, 2026, the Company paid such quarterly dividend in an aggregate amount of $0.4 million.

During the three months ended September 30, 2026, the Board of Directors approved a quarterly dividend on each share of Series A Convertible Preferred Stock outstanding as of September 30, 2026, to be paid on October 15, 2026, to holders of record as of September 30, 2026. On October 15, 2026, the Company paid such quarterly dividend in an aggregate amount of $0.4 million.

11. NON-CONTROLLING INTERESTS

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

For the three months ended September 30, 2026 and 2025, there were 869,491 OP Units and 837,765 OP Units redeemed, respectively, which the Company settled by issuing 869,491 and 837,765 shares of common stock, respectively.

For the nine months ended September 30, 2026 and 2025, there were 1,422,012 OP Units and 3,965,354 OP Units redeemed, respectively, which the Company settled by issuing 1,422,012 and 3,965,354 shares of common stock, respectively.

12. STOCK-BASED COMPENSATION

RSUs

During the three months ended September 30, 2026, 23,799 RSUs vested and settled in shares of common stock. During the nine months ended September 30, 2026, and 2025, 136,840 and 11,844 RSUs vested and settled in shares of common stock, respectively. Of the 136,840 RSUs vested and settled, 32,414 shares of common stock, valued at $0.6 million, were withheld to pay applicable required employee statutory withholding taxes on the vesting date.

The amount of stock-based compensation expense related to RSUs recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $0.7 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. The amount of stock-based compensation expense related to RSUs recognized in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was $2.2 million and $1.6 million for the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026 and 2025, the remaining unamortized stock-based compensation expense totaled $6.2 million and $8.5 million, respectively, and these awards are expected to be recognized over a remaining weighted average period of 1.5 years and 1.9 years, respectively. Stock-based compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

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

The following table presents information about the Company's RSU activity:

	For the nine months ended September 30, 2026
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested RSU grants outstanding as of beginning of period	591	$15.42
Granted during the period	42	16.82
Vested during the period	(137)	12.46
Forfeited during the period	(4)	14.78
Unvested RSU grants outstanding as of end of period	492	$16.37

LTIPs

During the three and nine months ended September 30, 2026, the Company granted LTIP Units to certain employees and non-employee directors under the Equity and Incentive Plan. Each LTIP Unit may be converted into one OP Unit upon satisfaction of vesting and other conditions set forth in the applicable award agreement and the OP Agreement, including the requirement that the holder’s capital account balance per LTIP Unit equal the capital account balance per OP Unit.

Time-Based LTIP Units

During the three and nine months ended September 30, 2026, 2,961 and 148,580 LTIP Units, respectively, were granted to directors and officers of the Company under the Equity and Incentive Plan, pursuant to time-based LTIP Unit award agreements (the “Time-Based LTIP Units”). The Time-Based LTIP Units vesting terms of these grants are specific to the individual grant, with a maximum term of 4 years, and are subject to the holder's continued service through the applicable vesting dates and the terms of the individual award agreements. Holders are entitled to receive distributions on Time-Based LTIP Units in an amount per unit equal to the distributions payable per OP Unit from the grant date. The grant date fair value of Time-Based LTIP Units was based on the 5-day volume weighted average price per share of the Company's common stock on the grant date.

The following table presents information about the Company’s Time-Based LTIP Unit activity:

	For the nine months ended September 30, 2026
(in thousands, except per share amounts)	Number of LTIP Units	Weighted Average Grant Date Fair Value per Unit
Unvested Time-Based LTIP Units at beginning of period	—	$—
Granted during the period	149	16.30
Vested during the period	—	—
Forfeited during the period	—	—
Unvested Time-Based LTIP Units as of end of period	149	$16.30

During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.5 million, respectively, of compensation cost related to the Time-Based LTIP Units in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2026, there was $1.9 million of unrecognized compensation cost related to unvested Time-Based LTIP Units, which is expected to be recognized over a weighted average period of 1.5 years.

Performance-Based LTIP Units

During the nine months ended September 30, 2026, 268,257 performance-based LTIP Units (at maximum) were granted to officers of the Company under the Equity and Incentive Plan, pursuant to performance-based LTIP Unit award agreements (the “Performance-Based LTIP Units”). Performance-Based LTIP Units are subject to a three-year performance period, with the number of units earned (up to a maximum of 225% of the target number) determined based on the Company’s total shareholder return (“TSR”) relative to the MSCI US REIT Index and a defined peer group over the performance period. Earned percentages range from 0% to 225% of the target number of units, with 100% earned upon achievement of the 50th percentile TSR rank.

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

During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.6 million, respectively, of compensation cost in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the Performance-Based LTIP Units. As of September 30, 2026, there was $2.2 million of unrecognized compensation cost related to unvested Performance-Based LTIP Units, which is expected to be recognized over a weighted average period of 1.5 years.

The following table presents information about the Company’s Performance-Based LTIP Unit activity:

	For the nine months ended September 30, 2026
(in thousands, except per share amounts)	Number of LTIP Units	Weighted Average Grant Date Fair Value per Unit
Unvested Performance-Based LTIP Units at beginning of period	—	$—
Granted during the period	268	10.53
Vested during the period	—	—
Forfeited during the period	—	—
Unvested Performance-Based LTIP Units as of end of period	268	$10.53

13. EARNINGS PER SHARE

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders	$2,150	$4,015	$3,041	$281
Less: Income attributable to unvested restricted shares	(147)	(142)	(408)	(456)
Net income (loss) attributable to common shares, basic and diluted	$2,003	$3,873	$2,633	$(175)

Denominator:
Weighted average common shares outstanding used in earnings per share, basic	24,547,878	20,723,471	23,226,505	19,071,703
Effect of dilutive shares for diluted net income per common share:
Unvested LTIP Units	294,153	—	324,079	—
Weighted average common shares outstanding used in earnings per share, diluted	24,842,031	20,723,471	23,550,584	19,071,703

Net income (loss) available to common stockholders per common share, basic	$0.08	$0.19	$0.11	$(0.01)
Net income (loss) available to common stockholders per common share, diluted	$0.08	$0.19	$0.11	$(0.01)

The following summarizes the number of OP Units that were anti-dilutive and not included in the computation of diluted earnings per share, for the periods presented:

	As of September 30,
	2026	2025
OP Units	4,344,854	6,566,809

14. OTHER ASSETS

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable, net	$1,154	$2,944
Deferred rent receivables	10,378	9,590
Fair value of interest rate swaps	4,982	332
Deferred offering costs	1,991	2,180
Deferred financing transaction costs, net	895	1,562
Prepaid expenses and other assets	2,479	3,344
Total other assets	$21,879	$19,952

15. RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2026, the Company incurred outsourcing service fees of less than $0.1 million.

For the three and nine months ended September 30, 2025, the Company incurred outsourcing service fees of less than $0.1 million and $0.4 million, respectively, to North American Asset Management Corp. (“NAAM”), an affiliate of the predecessor. The services are limited to property accounting and human resources support.

16. CONTINGENCIES

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

As of September 30, 2026, the Company did not have any material commitments that could not be funded for re-leasing costs, recurring capital expenditures, non-recurring building improvements, or similar types of costs.

17. SUBSEQUENT EVENTS

The Company identified the following events subsequent to September 30, 2026 that are not recognized in the accompanying condensed consolidated financial statements:

(a)
On October 15, 2026, the Company and the OP paid dividends on the common stock and the Series A Convertible Preferred Stock and distributions on the OP Units, in the aggregate amount of $7.2 million.
(b)
On October 15, 2026, the Company amended the Revolving Credit Facility and Term Loan agreements to extend the maturity of both to October 3, 2028, and reduce certain interest rate margins. In addition, the commitment fee under the Revolving Credit Facility was replaced with a facility fee. The Revolving Credit Facility and the Term Loan both have one remaining 12-month extension option to October 3, 2029.
(c)
On November 3, 2026, the Board of Directors approved a (i) quarterly dividend of $0.215 per share on the Company's common stock and (ii) quarterly distribution of $0.215 per unit on OP Units, in each case, for the quarter ended December 31, 2026, which will be payable on January 15, 2027 to stockholders and unitholders of record as of December 31, 2026. The Board of Directors also authorized a regular quarterly dividend on the Series A Convertible Preferred Stock, which will be payable in cash on January 15, 2027 to holders of record as of December 31, 2026.

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

As of September 30, 2026, FrontView owned a diversified portfolio of 327 direct frontage properties across 36 U.S. states, leased primarily to service and necessity based tenants across 16 industries, including medical and dental providers, quick-service and casual dining restaurants, financial institutions, cellular retailers, automotive-related, fitness, and general retail, along with several other diversified industries.

As of September 30, 2026, we had total debt of $311.0 million, Net Debt of $306.0 million, Net Debt to Annualized Adjusted EBITDAre ratio of 5.0x and a Fixed Charge Coverage Ratio of 3.5x. Net Debt, Annualized Adjusted EBITDAre and Fixed Charge

Coverage Ratio are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Our Real Estate Investment Portfolio

To achieve an appropriate risk-adjusted return, we seek to maintain a highly diversified portfolio of properties located in prominent areas with direct frontage on high-traffic roads that are visible to consumers. We aim to ensure diversity across geographic locations, tenants, and brands, and to enable cross-diversification within each category. We discuss below our portfolio diversification based on several different metrics and information provided as of September 30, 2026.

Diversification by Tenant Brand

We typically seek tenants that operate service-oriented businesses, such as medical and dental providers, quick-service and casual dining restaurants, financial institutions, cellular retailers, automotive related, fitness, and general retail along with several other diversified industries.

As of September 30, 2026, our properties were occupied by 346 leases that operated 172 different brands, with no single tenant brand accounting for more than 2.5% of our ABR.

The following table sets forth information with respect to all of our tenant brands (based on ABR) as of September 30, 2026:

#	Tenant Concepts	# of Leases	% of ABR
1	Verizon	9	2.5%
2	Raising Cane's	6	2.2%
3	Best Buy	2	2.1%
4	Bank of America	6	2.0%
5	LA Fitness	3	2.0%
6	Dick's	1	2.0%
7	Oak Street Health	6	2.0%
8	Mammoth Car Wash	6	1.8%
9	IHOP	7	1.8%
10	Range USA	3	1.7%
11	Dollar Tree	8	1.7%
12	La-Z-Boy	3	1.6%
13	Adams Auto Group	2	1.6%
14	PNC Bank	6	1.6%
15	T-Mobile	9	1.5%
16	Chili's	3	1.4%
17	Fast Pace Urgent Care	4	1.4%
18	Aspen Dental	7	1.4%
19	AT&T	5	1.3%
20	Wells Fargo	3	1.2%
21	Giant Eagle	1	1.2%
22	St. Joseph Hospice	2	1.2%
23	Heartland Dental	5	1.2%
24	Advance Auto Parts	7	1.2%
25	Lowe's Home Improvement	1	1.1%
26	Academy Sports	1	1.0%
27	Charles Schwab	1	1.0%
28	VASA Fitness	1	1.0%
29	Wendy's	5	1.0%
30	Parachute Plasma	2	1.0%
31	Take 5 Oil Change	6	0.9%
32	WSS	2	0.9%
33	Wellnow	4	0.9%
34	Walmart	1	0.9%
35	Jared	3	0.9%
36	Andy's Frozen Custard	4	0.9%

37	Burger King	4	0.9%
38	Edge Fitness	1	0.9%
39	Chase Bank (1)	4	0.8%
40	Floor & Decor	1	0.8%
41	Stop & Shop Gas	3	0.8%
42	Walgreens	2	0.8%
43	Chipotle	5	0.8%
44	CVS	2	0.8%
45	Dollar General	4	0.8%
46	Goodwill	2	0.8%
47	Hawaiian Bros	2	0.8%
48	Buffalo Wild Wings	2	0.8%
49	Starbucks	5	0.7%
50	Action Behavior Centers	2	0.7%
51	7 Brew	4	0.7%
52	Avis	1	0.7%
53	Chuy's Mexican	2	0.7%
54	Texas Roadhouse	2	0.7%
55	Caliber Collision	3	0.7%
56	Exxon	2	0.6%
57	AutoSavvy	1	0.6%
58	Physicians Immediate Care	2	0.6%
59	Slim Chickens	2	0.6%
60	Jiffy Lube	3	0.6%
61	O'Reilly Auto Parts	4	0.6%
62	Harbor Freight	2	0.6%
63	AutoZone	3	0.6%
64	WellMed	1	0.5%
65	Planet Fitness	1	0.5%
66	National Tire & Battery	2	0.5%
67	Ebby Halliday	1	0.5%
68	PetSmart	1	0.5%
69	Applebee's	2	0.5%
70	Fulton Bank	1	0.5%
71	FitzMark	1	0.5%
72	Longhorn Steakhouse	2	0.5%
73	KEDPlasma	1	0.5%
74	Stanton Optical	2	0.5%
75	Savers	1	0.5%
76	Miller's Ale House	1	0.5%
77	Panera Bread	2	0.4%
78	Burlington	1	0.4%
79	Trinity Medical Center	1	0.4%
80	Ted's Café Escondido	1	0.4%
81	Xfinity	2	0.4%
82	Hair Palace	1	0.4%
83	Taco Bell	2	0.4%
84	Grifols	1	0.4%
85	Sonic	3	0.4%
86	Saltgrass Steakhouse	1	0.4%
87	Mission Pet Health	2	0.4%
88	McAlister's Deli	2	0.4%
89	7-Eleven	2	0.4%
90	Amazon	1	0.4%
91	Byrider	1	0.4%
92	Mattress Firm	2	0.4%
93	Diamonds Direct	1	0.4%

94	Quick Clean Carwash	1	0.4%
95	Arby's	2	0.4%
96	Caliber Car Wash	1	0.4%
97	Delta Community Credit Union	1	0.3%
98	Southern Immediate Urgent Care	1	0.3%
99	Chuck E Cheese	1	0.3%
100	Panda Express	2	0.3%
101	Rise	1	0.3%
102	BP	1	0.3%
103	La Petite Academy	1	0.3%
104	Big Blue Swim School	1	0.3%
105	Meineke	2	0.3%
106	Pizza Hut	2	0.3%
107	UTMB Health	1	0.3%
108	Michigan Road Animal Hospital	1	0.3%
109	Skechers	1	0.3%
110	Sleep Number	1	0.3%
111	Sherwin Williams	2	0.3%
112	Spec's	1	0.3%
113	Valvoline	2	0.3%
114	Hook & Reel	1	0.3%
115	Bohemian Bull	1	0.3%
116	Marathon Veterinarian Hospital	1	0.3%
117	Olive Garden	1	0.3%
118	Mavis Discount Tire	1	0.3%
119	Trophy Fuel & Wash	1	0.3%
120	City BBQ	1	0.3%
121	Citizens Bank	1	0.3%
122	AMERA Gas Station	1	0.3%
123	Roots Oil	1	0.3%
124	H&R Block	1	0.2%
125	pOpshelf	1	0.2%
126	HTeaO	2	0.2%
127	Hooters	1	0.2%
128	Express Oil	1	0.2%
129	Wing Daddy’s	1	0.2%
130	Banner Health	1	0.2%
131	American Family Care	1	0.2%
132	Consumers Credit Union	1	0.2%
133	Circle K	1	0.2%
134	Tropical Smoothie	2	0.2%
135	Strickland Brothers	1	0.2%
136	Aaron's	1	0.2%
137	BMO	1	0.2%
138	MedExpress Urgent Care	1	0.2%
139	Republic Bank	1	0.2%
140	Sage Dental	1	0.2%
141	Caribou Coffee	1	0.2%
142	McDonald's	1	0.2%
143	Long John Silvers	1	0.2%
144	Pep Boys	1	0.2%
145	Tumbleweed, Inc.	1	0.2%
146	Urgent Team	1	0.2%
147	America's Best	1	0.2%
148	Chicken Salad Chick	1	0.2%
149	MOD Pizza	1	0.2%
150	Elias Diamonds	1	0.1%

151	Zip Car Wash	1	0.1%
152	Go Health	1	0.1%
153	Popeyes	1	0.1%
154	Bojangles	1	0.1%
155	Granny's	1	0.1%
156	Valero	1	0.1%
157	Nothing Bundt Cakes	1	0.1%
158	Jimmy John's	1	0.1%
159	Dunkin Donuts	1	0.1%
160	Church's Chicken	1	0.1%
161	Falafel King	1	0.1%
162	Firehouse Subs	1	0.1%
163	Tutti Frutti	1	0.1%
164	Auto Glass Now	1	0.1%
165	Miracle Ear	1	0.1%
166	Marquette Bank	1	0.0%
167	Regions Bank ATM	1	0.0%
168	Jaggers (2)	1	0.0%
169	PATH USA (2)	1	0.0%
170	By Golly's (2)	2	0.0%
171	Murphy Oil (2)	1	0.0%
172	Parkview Health System (2)	1	0.0%
	Total Portfolio	346	100.0%
(1)
Chase Bank leases three properties that are currently paying rent; the fourth Chase Bank is under a new lease, and is excluded from ABR.
(2)
Represents new leases where rent has not yet commenced and is excluded from ABR.

Diversification by Tenant Industry

The following chart shows a breakdown of our ABR by the tenant industries that comprised our portfolio as of September 30, 2026:

(in thousands, except for # of Leases, percentages, and Rent per Square Foot)

Industry	# of Leases	ABR	% of ABR	Square Feet	Rent per Square Foot
Medical and Dental Providers	51	$10,261	14.7%	322	$31.84
Quick Service Restaurants	70	$9,481	13.6%	194	$48.91
Other - Service	26	$9,379	13.4%	468	$20.03
Casual Dining	33	$6,368	9.1%	199	$31.93
Financial Institutions	28	$5,920	8.5%	171	$34.60
Automotive Stores	37	$4,576	6.6%	272	$16.83
Cellular Stores	25	$4,001	5.7%	91	$43.73
Other - Necessity	14	$3,989	5.7%	436	$9.16
Fitness Operators	7	$3,339	4.8%	215	$15.52
Discount Retail	17	$3,068	4.4%	224	$13.67
Convenience Stores and Gas Stations	14	$2,311	3.3%	37	$62.73
Automotive Dealers	5	$2,290	3.3%	77	$29.84
Car Washes	9	$1,847	2.6%	33	$56.58
Home Improvement Stores	5	$1,689	2.4%	263	$6.43
Pharmacies	4	$1,129	1.6%	52	$21.91
Professional Services	1	$173	0.3%	4	$42.35
Total	346	$69,821	100.0%	3,058	$22.83

Diversification by Geography

As of September 30, 2026, our properties were located in 36 U.S. states, with no single state exceeding 12.4% of our ABR. The following table sets forth information with respect to geographic diversification by state in our portfolio (based on ABR) as of September 30, 2026:

(in thousands, except for # of Properties, and percentages)

State	# of Properties	Square Feet	% of ABR
IL	34	325	12.4%
TX	33	297	11.6%
OH	24	203	5.8%
GA	23	160	6.7%
FL	21	180	6.2%
NC	17	195	6.2%
VA	15	90	4.1%
IN	14	79	3.4%
SC	13	136	3.0%
TN	12	95	3.8%
MI	11	72	2.7%
OK	10	50	2.3%
PA	8	145	3.6%
NJ	8	44	2.0%
NY	8	259	3.2%
MO	8	46	2.3%
AL	8	37	1.8%
MD	7	53	2.4%
LA	7	78	2.8%
KS	7	41	2.0%
KY	7	35	1.4%
MN	7	72	2.1%
AZ	5	35	1.6%
ME	3	186	1.5%
MS	3	77	1.6%
CT	2	5	0.6%
UT	2	22	0.5%
WI	2	32	0.3%
RI	1	0	0.3%
AR	1	3	0.4%
MA	1	2	0.2%
WV	1	1	0.2%
NV	1	4	0.4%
IA	1	6	0.1%
CO	1	4	0.2%
ID	1	6	0.3%
Total	327	3,075	100.0%

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

Our Leases

Lease Maturity

Our portfolio was 99.4% leased as of September 30, 2026. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments received under our leases with our tenants. As of September 30, 2026, the ABR weighted average remaining term of our leases was approximately 7.0 years, excluding renewal options. As of September 30, 2026, no more than 8.1% of our rental revenue was derived from leases that expire in any single year prior to 2030.

Substantially all of our leases are net, meaning our tenants are generally obligated to pay customary operating expenses associated with the leased property (such as real estate taxes, insurance, maintenance, certain repairs and capital costs).

The following table presents certain information as of September 30, 2026 based on lease expirations by year.

(in thousands, except for percentages, Rent per Square Foot, and # of Leases)

Year	ABR	% of ABR	Square Feet	Rent per Square Foot	# of Leases
2026	$357	0.5%	9	$39.67	4
2027	$4,704	6.7%	279	$16.86	22
2028	$4,711	6.7%	207	$22.76	28
2029	$5,622	8.1%	189	$29.75	29
2030	$6,238	8.9%	188	$33.18	32
2031	$6,870	9.8%	267	$25.73	41
2032	$9,517	13.6%	607	$15.68	36
2033	$4,559	6.6%	174	$26.20	25
2034	$4,158	6.0%	191	$21.77	21
Thereafter	$23,085	33.1%	947	$24.38	108
Total	$69,821	100.0%	3,058	$22.83	346

We typically purchase properties that are subject to existing long-term net leases with a variety of remaining lease years (initial terms of 10 years or more at lease signing that often have renewal options as well). Substantially all of our leases are net leases, meaning our tenants are generally obligated to pay customary operating expenses associated with the leased property (such as real estate taxes, insurance, maintenance, and in many cases, certain repairs and capital costs, subject to caps and exclusions in leases). For the nine months ended September 30, 2026, we incurred an aggregate of approximately $0.7 million of expenses not reimbursed or paid for by our tenants.

Approximately 97.8% of our leases (based on ABR) have rent escalations, including the option terms, and generally ranging from 1.0% to 3.0% annually.

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

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

(unaudited, in thousands, except for percentages) For the three months ended September 30,	2026	2025	$	%
Revenues
Rental revenues	$18,400	$16,647	$1,753	11%
Interest income on mortgage loans	228	156	72	46%
Total revenues	18,628	16,803	1,825	11%
Operating expenses
Depreciation and amortization	8,428	7,351	1,077	15%
Property operating expenses	2,130	2,209	(79)	(4)%
General and administrative expenses	4,211	3,112	1,099	35%
Total operating expenses	14,769	12,672	2,097	17%
Other expenses (income)
Interest expense	4,429	4,564	(135)	(3)%
Gain on sale of real estate	(3,681)	(7,583)	3,902	51%
Impairment loss	—	1,551	(1,551)	(100)%
Loss from unconsolidated entity	13	—	13	> 100%
Income taxes	109	52	57	> 100%
Total other expenses (income)	870	(1,416)	2,286	> 100%
Net income	$2,989	$5,547	$(2,558)	(46)%

Rental Revenues

(unaudited, in thousands, except for percentages) For the three months ended September 30,	2026	2025	$	%
Rental revenues:
Contractual rental amounts billed	$16,747	$15,325	$1,422	9%
Reimbursable income	1,913	1,804	109	6%
Percentage rent	131	63	68	> 100%
Other operating income	11	55	(44)	(80)%
Adjustment to recognize contractual rental amounts on a straight-line basis	332	52	280	> 100%
Above/below market lease amortization, net	(734)	(652)	(82)	(13)%
Total rental revenues	$18,400	$16,647	$1,753	11%

Total rental revenues for the three months ended September 30, 2026 increased $1.8 million compared to September 30, 2025, due to net acquisitions, organic escalators and re-tenanting of unoccupied properties.

The $0.3 million increase in adjustment to recognize contractual rental amounts on a straight-line basis was attributable to a decrease in write-offs related to dispositions during the three months ended September 30, 2026.

Interest income on mortgage loans for the three months ended September 30, 2026 increased $0.1 million compared to September 30, 2025. The increase relates to seller financing in connection with the sale of one property during the three months ended September 30, 2026 and full quarter interest earned for certain properties entered into during the three months ended September 30, 2025.

Operating Expenses

Depreciation and amortization

The $1.1 million increase in depreciation and amortization for the three months ended September 30, 2026 was attributable to net acquisitions resulting in higher depreciation expense and amortization expense.

Property operating expenses

Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance, and in many cases, certain repairs and capital costs.

The following table presents the non-reimbursable property operating expenses for the respective periods:

(unaudited, in thousands) For the three months ended September 30,	2026	2025
Real estate taxes	$1,587	$1,653
Other property operating expenses	543	556
Property operating expenses	2,130	2,209
Reimbursable income	(1,913)	(1,804)
Less: Non-recurring items	(1)	$—
Non-reimbursable property expenses	$216	$405

For the three months ended September 30, 2026 and 2025, we incurred $0.2 million and $0.4 million, respectively, in aggregate expenses that were not tenant obligations, which was mainly attributable to vacant properties.

General and administrative expenses

The $1.1 million increase in general and administrative expenses for the three months ended September 30, 2026 was primarily due to an increase of $0.4 million related to stock-based compensation, $0.5 million related to employee compensation and $0.2 million related to non-recurring expenses mainly attributable to pursuit costs and professional fees.

Other expenses and income

Interest expense

Interest expense for the three months ended September 30, 2026 decreased $0.1 million compared to the three months ended September 30, 2025. The decrease was primarily due to a lower effective interest rate because of the hedge impacting the revolver, which was effective on September 12, 2025. As of September 30, 2026 and 2025, the weighted average interest rate was 5.03% and 5.36%, respectively.

Gain on sale of real estate

Gain on sale of real estate for the three months ended September 30, 2026 decreased by $3.9 million compared to the three months ended September 30, 2025. The decrease was primarily attributable to the lower number of properties sold. During the three months ended September 30, 2026, we sold five properties at a net gain of approximately $3.7 million. During the three months ended September 30, 2025, we sold 15 properties at a net gain of approximately $7.6 million.

Impairment loss

The following table presents the impairment for the respective periods:

(unaudited, in thousands, except number of properties) For the three months ended September 30,	2026	2025
Number of properties	—	6
Carrying value prior to impairment loss	$—	$9,713
Fair value	—	8,162
Impairment loss	$—	$1,551

During the three months ended September 30, 2025, we recorded an impairment loss of $1.6 million relating to six properties. The amount of impairment fluctuates each period based on existing facts and circumstances. The decrease in impairment loss was primarily driven by higher occupancy, which resulted in fewer vacant property dispositions to facilitate the redeployment of capital into income-producing assets.

Loss from unconsolidated entity

Loss from unconsolidated entity was less than $0.1 million for the three months ended September 30, 2026. It represents our share, under the HLBV method, of the results of a joint venture formed on August 10, 2026. Once the property is stabilized, it may be sold, or we may acquire the property or our partner’s interest.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

(unaudited, in thousands, except for percentages) For the nine months ended September 30,	2026	2025	$	%
Revenues
Rental revenues	$54,185	$50,436	$3,749	7%
Interest income on mortgage loans	633	164	469	> 100%
Total revenues	54,818	50,600	4,218	8%
Operating expenses
Depreciation and amortization	24,329	24,622	(293)	(1)%
Property operating expenses	6,733	7,299	(566)	(8)%
General and administrative expenses	11,669	9,230	2,439	26%
Total operating expenses	42,731	41,151	1,580	4%
Other expenses (income)
Interest expense	12,833	13,708	(875)	(6)%
Gain on sale of real estate	(6,906)	(9,244)	2,338	25%
Impairment loss	968	4,957	(3,989)	(80)%
Loss from unconsolidated entity	13	—	13	> 100%
Income taxes	273	348	(75)	(22)%
Total other expenses	7,181	9,769	(2,588)	(26)%
Net income (loss)	$4,906	$(320)	$5,226	> 100%

Rental Revenues

(unaudited, in thousands, except for percentages) For the nine months ended September 30,	2026	2025	$	%
Rental revenues:
Contractual rental amounts billed	$48,487	$45,863	$2,624	6%
Reimbursable income	6,022	5,904	118	2%
Percentage rent	194	242	(48)	(20)%
Other operating income	506	271	235	87%
Adjustment to recognize contractual rental amounts on a straight-line basis	788	460	328	71%
Above/below market lease amortization, net	(1,812)	(2,304)	492	21%
Total rental revenues	$54,185	$50,436	$3,749	7%

The $3.7 million increase in total rental revenues for the nine months ended September 30, 2026 was attributable to net acquisitions, organic escalators and the re-tenanting of unoccupied properties.

The $0.2 million increase in other operating income was attributable to lease termination and restructuring fees received for certain properties during the nine months ended September 30, 2026.

The $0.3 million increase in adjustment to recognize contractual rental amounts on a straight-line basis was attributable to a decrease in write-offs related to dispositions during the nine months ended September 30, 2026.

Interest income on mortgage loans receivable for the nine months ended September 30, 2026 increased $0.5 million compared to September 30, 2025. The increase relates to seller financing in connection with the sale of certain properties entered into in the latter half of 2025.

Operating Expenses

Depreciation and amortization

The $0.3 million decrease in depreciation and amortization for the nine months ended September 30, 2026 was primarily attributable to a decrease in write-offs of intangible lease assets related to dispositions compared to the same period in the prior year partially offset by an increase in net acquisitions.

Property operating expenses

Substantially all of our leases are net leases pursuant to which our tenants generally are obligated to pay customary expenses associated with the leased property such as real estate taxes, insurance, maintenance, and in many cases, certain repairs and capital costs.

The following table presents the non-reimbursable property operating expenses for the respective periods:

(unaudited, in thousands) For the nine months ended September 30,	2026	2025
Real estate taxes	$4,711	$5,357
Other property operating expenses	2,022	1,942
Property operating expenses	6,733	7,299
Reimbursable income	(6,022)	(5,904)
Less: Non-recurring items	(1)	(189)
Non-reimbursable property expenses	$710	$1,206

The $0.6 million decrease in property operating expenses for the nine months ended September 30, 2026 was due to decreased vacancies compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, we incurred $0.7 million and $1.2 million, respectively, in aggregate expenses that were not tenant obligations, which was mainly attributable to vacant properties.

General and administrative expenses

The $2.4 million increase in general and administrative expenses for the nine months ended September 30, 2026 was primarily due to an increase of $1.6 million related to stock-based compensation and $0.8 million related to employee compensation.

Other expenses and income

Interest expense

Interest expense for the nine months ended September 30, 2026 decreased $0.9 million compared to the nine months ended September 30, 2025. The decrease was primarily due to a lower effective interest rate as a result of a hedge impacting the revolver effective on September 12, 2025. As of September 30, 2026 and 2025, the weighted average interest rate was 5.03% and 5.36%, respectively.

Gain on sale of real estate

Gain on sale of real estate for the nine months ended September 30, 2026 decreased by $2.3 million compared to the nine months ended September 30, 2025, primarily due to a lower number of properties sold. During the nine months ended September 30, 2026 we sold 20 properties at a net gain of approximately $6.9 million. During the nine months ended September 30, 2025, we sold 25 properties at a net gain of approximately $9.2 million.

Impairment loss

The following table presents the impairment for the respective periods:

(unaudited, in thousands, except for number of properties) For the nine months ended September 30,	2026	2025
Number of properties	4	14
Carrying value prior to impairment loss	$7,165	$41,279
Fair value	6,197	36,322
Impairment loss	$968	$4,957

During the nine months ended September 30, 2026, we recorded an impairment loss of $1.0 million relating to four properties. During the nine months ended September 30, 2025, we recorded an impairment loss of $5.0 million relating to 14 properties. The amount of impairment fluctuates each period based on existing facts and circumstances. The decrease in impairment loss was driven by a stronger performing portfolio, resulting in fewer properties being impaired during the nine months ended September 30, 2026.

Loss from unconsolidated entity

Loss from unconsolidated entity was less than $0.1 million for the nine months ended September 30, 2026. It represents our share, under the HLBV method, of the results of a joint venture formed on August 10, 2026. Once the property is stabilized, it may be sold, or we may acquire the property or our partner’s interest.

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

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and to invest in additional revenue generating properties. Debt capital is provided through our Revolving Credit Facility and Term Loan. The Revolving Credit Facility and Term Loan both have three-year terms with an initial maturity of October 3, 2027, with two 12-month extensions which, if exercised, would extend the maturity until October 3, 2029, subject to certain conditions. On October 15, 2026, we amended the Revolving Credit Facility and Term Loan to extend the maturity of both to October 3, 2028. The Revolving Credit Facility and the Term Loan both have one remaining 12-month extension option to October 3, 2029. See Note 7 and Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for further details. The source and mix of our debt capital in the future will be impacted by market conditions. We plan to prudently balance our debt portfolio with a combination of fixed and floating rate debt and will evaluate opportunities to hedge certain interest rate risk where appropriate.

We expect to meet our long-term liquidity requirements primarily from borrowings under our Revolving Credit Facility and Term Loan, additional issuances of Series A Convertible Preferred Stock pursuant to the Investment Agreement (as defined below), any future debt and equity financings, and proceeds from limited sales of our properties. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets and the real estate market in general, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, market perceptions of the Company, our access to debt, equity or other capital instruments and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition-financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization.

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

On August 19, 2026, the Company entered into an amended and restated distribution agreement with a syndicate of financial institutions acting as sales agents and, in certain cases, as forward sellers and forward purchasers, which increased the aggregate gross sales price of shares of common stock that may be sold under the ATM Program to $125.0 million. Sales under the ATM Program may be made (i) by the Company to, or through, the sales agents or (ii) by the forward sellers on behalf of the applicable forward purchasers in connection with Forward Sale Agreements, in each case in transactions deemed to be “at-the-market” offerings or in negotiated transactions, which may include block trades.

As of September 30, 2026, the Company had sold shares of common stock having an aggregate gross sales price of approximately $50.2 million under the ATM Program, and shares of common stock having an aggregate gross sales price of up to approximately $74.8 million remained available for sale.

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

For information on our Revolving Credit Facility and Term Loan, see Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. For information on our Stock Repurchase Program and ATM Equity Offering Program, see Note 9 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Covenants

We are subject to various covenants and financial reporting requirements pursuant to our Revolving Credit Facility and Term Loan. The table below summarizes the applicable financial covenants. If a default or event of default exists, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. As of September 30, 2026, we believe we were in compliance with our covenants.

Covenants	Required
Total leverage ratio	≤ 60%
Adjusted EBITDA to fixed charge coverage ratio	≥ 1.50 to 1.00
Secured leverage ratio	≤ 40%
Unencumbered NOI to unsecured interest expense ratio	≥ 1.75 to 1.00
Unsecured leverage ratio	≤ 60%
Tangible net worth	≥ 380.0 million

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2026. Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

(unaudited, in thousands)
Year of Maturity	Revolving Credit Facility (1)	Term Loan (1)	Interest Expense (2)	Dividend (3)	Commitments to Fund Investments (4)	Total
Remainder of 2026	$—	$—	$3,574	$7,126	$16,600	$27,300
2027	111,000	200,000	10,694	—	—	321,694
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
2030	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$111,000	$200,000	$14,268	$7,126	$16,600	$348,994
(1)
Our Revolving Credit Facility and Term Loan contain two 12-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the commitments. Amounts reflect the terms in effect as of September 30, 2026. On October 15, 2026, the maturity of the Revolving Credit Facility and Term Loan were extended to October 3, 2028. The Revolving Credit Facility and the Term Loan both have one remaining 12-month extension option to October 3, 2029.
(2)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2026. This amount includes the impact of interest rate swap agreements.
(3)
Amount includes dividends declared as of September 30, 2026 on our common stock, our Series A Convertible Preferred Stock and the OP Units.
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

On March 3, 2025, we entered into interest rate swap agreements to manage interest rate risk exposure on the Term Loan. The aggregate notional amount of these contracts is $200.0 million, and they mature in March 2028. The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk by converting a portion of our floating-rate debt to a fixed rate of 4.814%, including the applicable margin of 1.15% as of September 30, 2026, thus reducing the impact of interest-rate changes on future interest expense. The agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

Cash Flows

Cash and cash equivalents totaled $5.0 million as of September 30, 2026, as compared to $19.6 million as of September 30, 2025. The table below shows information concerning cash flows for the nine months ended September 30, 2026, and 2025:

	For the nine months ended September 30,
(unaudited, in thousands)	2026	2025
Net cash provided by operating activities	$29,669	$25,617
Net cash used in investing activities	(105,064)	(32,851)
Net cash provided by financing activities	66,898	21,735
Net (decrease) increase in cash and cash equivalents during the period	$(8,497)	$14,501

The change in net cash provided by operating activities during the nine months ended September 30, 2026 as compared to nine months ended September 30, 2025 was mainly due to an increase of $3.3 million in cash revenues as a result of higher occupancy in our portfolio and net acquisitions. The remainder of the change in net cash provided by operating activities relates to timing of payment of payables and accrued liabilities.

The change in net cash used in investing activities was primarily due to higher investments in property acquisitions, partially offset by proceeds from property dispositions. During the nine months ended September 30, 2026, 43 properties were acquired for an aggregate purchase price (including acquisition costs) of $144.5 million and received net proceeds of $43.7 million from the 20 properties sold. During the nine months ended September 30, 2025, 25 properties were acquired for an aggregate purchase price (including acquisition costs) of $83.8 million and received net proceeds of $57.1 million from the 25 properties sold and $5.0 million from the expropriated portion of two properties. The remainder of the change in net cash used in investing activity relates to the investment in unconsolidated entity, deferred leasing costs and other additions to real estate held for investment.

The increase in net cash provided by financing activities during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was mainly due to the net proceeds from issuance of Series A Convertible Preferred Stock of $42.9 million, the net proceeds from issuance of common stock of $49.5 million and proceeds from debt of $57.5 million, offset by $62.0 million in repayment of debt, dividends and distributions paid of $19.4 million and $1.1 million of deferred offering costs. For the nine months ended September 30, 2025, the Company drew $50.0 million of debt, offset by $10.0 million in repayment of debt, and paid $18.3 million of dividends and distributions.

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

FFO is computed in accordance with the definition adopted by Nareit: net income (loss) excluding real estate depreciation and amortization, gains (losses) on sales of depreciated real estate, gains and losses from change in control, and impairments of depreciated real estate. FFO is widely used by REITs because real estate depreciation assumes property values decline predictably over time, while real estate values have historically risen or fallen with market conditions.

AFFO is FFO further adjusted to exclude non-cash revenues and expenses and items we do not consider part of our ongoing operations: straight-line rent, amortization of above/below-market lease intangibles, amortization of debt issuance costs, non-cash stock-based compensation, structuring and public company readiness costs, and other non-recurring expenses such as deal pursuit costs. Because our leases have contractual rent escalations and generally no significant free-rent periods, we believe AFFO better reflects the recurring cash earnings generated by our portfolio and our capacity to pay dividends. Adjustments for the unconsolidated entity are calculated on the same basis.

We believe FFO and AFFO help investors compare our operating performance across periods and with other REITs. They should not be considered alternatives to net income or cash flows from operating activities and may not be comparable to similarly titled measures of other REITs.

The following is a reconciliation of net income (loss) (which is the most comparable GAAP measure) to FFO and AFFO:

Reconciliation of net income (loss) to FFO and AFFO

	For the three months ended September 30,		For the nine months ended September 30,
(unaudited, in thousands, except share, per share amounts and percentages)	2026	2025	2026	2025
Net income (loss)	$2,989	$5,547	$4,906	$(320)
Less: Series A Convertible Preferred Stock dividends	(381)	—	(1,042)	—
Net income (loss) attributable to OP common unitholders	2,608	5,547	3,864	(320)
Depreciation and amortization (1)	8,428	7,351	24,329	24,622
Depreciation and amortization from unconsolidated entity	28	—	28	—
Gain on sale of real estate	(3,681)	(7,583)	(6,906)	(9,244)
Impairment loss	—	1,551	968	4,957
Funds from Operations (“FFO”)	$7,383	$6,866	$22,283	$20,015
Straight-line rent adjustments	(332)	(52)	(788)	(460)
Amortization of financing transaction and discount costs	404	404	1,199	1,199
Amortization of financing transaction costs from unconsolidated entity	4	—	4	—
Amortization of above/below market lease intangibles (2)	734	652	1,812	2,304
Stock-based compensation	1,128	750	3,254	1,565
Adjustment for structuring and public company readiness costs	—	50	—	340
Other non-recurring expenses (3)	397	159	840	1,123
Adjusted Funds from Operations (“AFFO”)	$9,718	$8,829	$28,604	$26,086

FFO per share	$0.25	$0.25	$0.78	$0.72
AFFO per share	$0.33	$0.32	$1.00	$0.94

Dividends per share	$0.215	$0.215	$0.645	$0.645
Dividends per share as a percentage of AFFO	64.7%	67.8%	64.5%	68.8%

Weighted average common shares outstanding, basic	24,547,878	20,723,471	23,226,505	19,071,703
Weighted average operating partnership units outstanding	4,507,913	7,111,199	5,124,273	8,756,522
Unvested restricted stock units and LTIP units (4)	207,189	—	234,193	—
Weighted average common shares outstanding, diluted (5)	29,262,980	27,834,670	28,584,971	27,828,225

(1)
Includes write-offs of intangibles of $0.3 million for the three months ended September 30, 2026 and $0.9 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)
Includes write-offs of $0.1 million for the three months ended September 30, 2026 and $0.4 million for the nine months ended September 30, 2025.
(3)
Other non-recurring expenses include one-time expenses, deal pursuit costs and other non-recurring items.
(4)
Excludes unvested performance based LTIP awards that are contingently issuable.
(5)
Represents weighted average common shares outstanding, diluted, excluding any shares issuable upon conversion of the Company's Series A Convertible Preferred Stock.

EBITDA is net income before interest, income taxes and depreciation and amortization; EBITDAre, as defined by Nareit, further excludes gains (losses) on sales of depreciable property and real estate impairments. The unconsolidated entity is reflected on the same basis. Adjusted EBITDAre further (i) reflects quarterly investments and dispositions as if completed on the first day of the quarter and excludes (ii) infrequent or unusual items, (iii) lease termination fees from certain of our tenants and (iv) non-cash stock-based compensation.

Annualized Adjusted EBITDAre is quarterly Adjusted EBITDAre multiplied by four. We believe these measures are useful indicators of operating performance and current run rate; they are not alternatives to net income or operating cash flows, may not be comparable to other companies’ measures, and actual results may differ from annualized amounts.

Adjusted NOI is Adjusted EBITDAre excluding general and administrative expenses and adjustments for the unconsolidated entity. Adjusted Cash NOI is Adjusted NOI further adjusted for non-cash revenue items, including straight-line rent and other amortization.

Annualized Adjusted NOI and Annualized Adjusted Cash NOI are the applicable quarterly amounts multiplied by four. We believe these measures are useful because they reflect only property-level income and expenses, and the annualized measures provide a meaningful estimate of our current run rate given our long-term net leases. These measures should not be considered alternatives to net income or cash flows from operating activities, may not be comparable to similarly titled measures of other companies, and actual results may differ significantly from annualized amounts.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI:

Reconciliation of net income to EBITDA, EBITDAre, Adjusted EBITDAre, Adjusted NOI and Adjusted Cash NOI

(unaudited, in thousands)	For the three months ended September 30, 2026
Net income	$2,989
Depreciation and amortization (1)	8,868
Depreciation and amortization from unconsolidated entity	28
Interest expense	4,429
Interest expense from unconsolidated entity	43
Income taxes	109
EBITDA	$16,466
Gain on sale of real estate	(3,681)
EBITDAre	$12,785
Adjustments:
Current period investment activity (2)	751
Current period disposition activity (2)	(159)
Non-cash compensation expense	1,128
Exclude non-recurring expenses (3)	397
Exclude write-offs of non-cash items	460
Adjusted EBITDAre	$15,362
General and administrative, net of non-recurring	2,687
Adjustments for unconsolidated entity (4)	(104)
Adjusted Net Operating Income (“NOI”)	$17,945
Straight-line rental revenue, net	(536)
Adjusted Cash NOI	$17,409

Annualized Adjusted EBITDAre	$61,448
Annualized Adjusted NOI	$71,780
Annualized Adjusted Cash NOI	$69,636

(1)
Includes amortization of above/below market lease intangibles of $0.7 million and excludes write-offs of intangibles of $0.3 million.
(2)
Reflects an adjustment to give effect to all investments and dispositions during the quarter as if they had been acquired or disposed as of the beginning of the period.
(3)
Reflects an adjustment to exclude non-recurring expenses including one-time expenses, deal pursuit costs and other non-recurring items.
(4)
Removes the impact of investment in unconsolidated entity for the period.

Net Debt is a non-GAAP financial measure. We define Net Debt as our Gross Debt less cash and cash equivalents. We then adjust Net Debt by the undrawn Series A Convertible Preferred Stock and unsettled forward equity to derive Adjusted Net Debt. The ratios of Net Debt to Annualized Adjusted EBITDAre and Adjusted Net Debt to Annualized Adjusted EBITDAre represent Net Debt and Adjusted Net Debt as of the end of the applicable period divided by Annualized Adjusted EBITDAre for the period, respectively. We believe that these ratios are useful to investors and analysts because they provide information about Gross Debt less cash and cash equivalents as well as Gross Debt less cash and cash equivalents, undrawn Series A Convertible Preferred Stock and unsettled forward equity, which could be useful to repay debt.

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

Reconciliation of total debt to Net Debt and Adjusted Net Debt and ratio of Net Debt to Annualized Adjusted EBITDAre and Adjusted Net Debt to Annualized Adjusted EBITDAre:

(unaudited, in thousands)	As of September 30, 2026
Debt
Term Loan	$200,000
Revolving Credit Facility	111,000
Gross Debt	311,000
Cash and cash equivalents	(5,021)
Net Debt	$305,979
Net value of undrawn Series A Convertible Preferred Stock	(30,000)
Adjusted Net Debt	$275,979

(unaudited) Leverage	As of September 30, 2026
Net Debt to Annualized Adjusted EBITDAre	5.0x
Adjusted Net Debt to Annualized Adjusted EBITDAre	4.5x

The Fixed Charge Coverage Ratio is Annualized Adjusted EBITDAre divided by Annualized Fixed Charges. Fixed charges are interest expense (excluding non-cash amortization of debt issuance costs, discounts and premiums), plus scheduled principal payments (excluding balloon payments), plus preferred dividends payable in cash, plus our share of the fixed charges of the unconsolidated entity.

Annualized Fixed Charges are quarterly fixed charges multiplied by four and may differ significantly from actual future amounts. We believe this ratio is useful to investors in evaluating our ability to service our obligations and obtain financing.

The following table summarizes our fixed charges, and presents Annualized Fixed Charges to Annualized Adjusted EBITDAre:

(unaudited, in thousands)	For the three months ended September 30, 2026
Interest expense	$4,429
Interest expense from unconsolidated entity	43
Non-cash interest	(404)
Non-cash interest from unconsolidated entity	(4)
Preferred dividends	381
Fixed charges	$4,445
Annualized Fixed Charges	17,780
Fixed Charge Coverage Ratio	3.5x

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

As of September 30, 2026 and December 31, 2025, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk or other relevant market rates or prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program

During the quarter ended September 30, 2026, we did not repurchase any shares of common stock pursuant to our stock repurchase program.

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

10.2

First Amendment, dated February 10, 2026, to the Amended and Restated Partnership Agreement of FrontView Operating Partnership LP. (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K/A filed February 27, 2026 and incorporated herein by reference).

10.3

Amended and Restated Distribution Agreement, dated as of August 19, 2026, by and among FrontView REIT, Inc., FrontView Operating Partnership LP, and each of Agents, Forward Sellers and Forward Purchasers named therein (including the Form of Master Forward Confirmation for Contingent Forward Transactions) (filed as Exhibit 1.1 to the Corporation’s Current Report on Form 8-K filed August 19, 2026 and incorporated herein by reference).

10.4*

Amendment No. 4 to Credit Agreement, dated as of September 10, 2026, by and among FrontView Operating Partnership LP, as borrower, FVR Subsidiary OP LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto.

10.5*

Amendment No. 5 to Credit Agreement, dated as of October 15, 2026, by and among FrontView Operating Partnership LP, as borrower, FVR Subsidiary OP LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto.

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

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

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

FRONTVIEW REIT, INC.

Date: November 4, 2026	/s/ Stephen Preston
Stephen Preston
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2026	/s/ Pierre Revol
Pierre Revol
Chief Financial Officer and President (Principal Financial Officer)